Form 10QSB
period 2002-12-31
TABATHA III INC
filed 2003-02-10
CIK 1111816

FORM 10-QSB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

                                                          Shares  Outstanding
            Class of Securities                           at January 22, 2003
            ___________________                           ___________________

            Common Stock, no par value                           9,962,500


    Transitional Small Business Disclosure Format

Yes         No  X
    ___        ___



                                        INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

        (a) The reviewed financial statements of registrant for the three months ended December 31, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                               TABATHA III, INC.
                       (A Development Stage Company)

                            FINANCIAL STATEMENTS

                              December 31, 2002


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




                                    TABATHA III, INC.
                            (A Development Stage Company)
                                    BALANCE SHEET
                                  December 31, 2002
                                     (unaudited)


   ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                         $   2,553
                                                                      --------
         Total current assets                                            2,553
                                                                      --------

         TOTAL ASSETS                                                $   2,553
                                                                      ========


   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                                  $       -



STOCKHOLDERS' EQUITY
   Preferred stock, no par value; 10,000,000
      shares authorized; no shares issued and
      outstanding                                                            -
   Common stock, no par value; 100,000,000
      shares authorized; 9,962,500 shares issued
      and outstanding                                                   69,575
   Deficit accumulated during the
      development stage                                                (67,022)
                                                                      --------
                                                                         2,553
                                                                      --------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   2,553
                                                                      ========

       The accompanying notes are an integral part of the financial statements.
                                            1


                                     TABATHA III, INC.
                            (A Development Stage Company)
                               STATEMENTS OF OPERATIONS
                                      (unaudited)

                             For the
                             Period       For the    For the    For the    For the
                             March 17,    three      three      six        six
                             2000         months     months     months     months
                             (Inception)  ended      ended      ended      ended
                             to December  December   December   December   December
                             31, 2002     31, 2002   31, 2001   31, 2002   31, 2001
                             -----------  ---------  ---------  ---------  ---------
REVENUES
  Interest income            $       236  $       1  $      13  $       3  $      34

EXPENSES
  Selling, general and
   administrative expense         43,615          -          -         90          -
   Accounting                      4,321      1,425        296      1,425      1,146
   Legal                           3,724          -        702          8        805
   Rent                            1,650        150        150        300        300
   Office supplies                   648          -          -          -         15
   Non cash compensation          13,300          -          -          -          -
                              ----------  ---------  ---------  ---------  ---------
        Total expenses            67,258      1,575      1,148      1,823      2,266
                              ----------  ---------  ---------  ---------  ---------
NET LOSS                         (67,022)    (1,574)    (1,135)    (1,820)    (2,232)

Accumulated deficit
  Balance, beginning of period         -    (65,448)   (63,129)   (65,202)   (62,032)
                              ----------  ---------  ---------  ---------  ---------
  Balance, end of period      $  (67,022) $ (67,022) $ (64,264) $ (67,022) $ (64,264)
                              ==========  =========  =========  =========  =========
NET LOSS PER SHARE            $    (0.01) $    (NIL) $    (NIL) $    (NIL) $    (NIL)
                              ==========  =========  =========  =========  =========
WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING                  9,962,500  9,962,500  9,962,500  9,962,500  9,962,500
                              ==========  =========  =========  =========  =========


  The accompanying notes are an integral part of the financial statements.
                                            2



                                   TABATHA III, INC.
                            (A Development Stage Company)
                               STATEMENTS OF CASH FLOWS
                                     (unaudited)

                                      Period          For the        For the
                                      March 17,       six            six
                                      2000            months         months
                                      (Inception) to  ended          ended
                                      December 31,    December 31,   December 31,
                                      2002            2002           2001
                                      ------------    ----------     ---------
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net loss                            $    (67,022)   $   (1,820)    $  (2,232)
  Adjustments to reconcile
    net loss to net cash flows
    from operating activities:
      Rent expense                           1,650           300           300
      Stock issued for services             43,525             -             -
      Warrants issued for services          13,300             -             -
                                      ------------    ----------     ---------
    Net cash flows from
       operating activities                 (8,547)       (1,520)       (1,932)

CASH FLOWS FROM INVESTING
  ACTIVITIES                                     -             -             -

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Issuance of common stock                  11,100             -             -
                                      ------------    ----------     ---------
    Net cash flows
      from financing activities             11,100             -             -
                                      ------------    ----------     ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                  2,553        (1,520)       (1,932)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                            -         4,073         6,643
                                      ------------    ----------     ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                       $      2,553    $    2,553     $   4,711
                                      ============    ==========     =========


       The accompanying notes are an integral part of the financial statements.
                                            3

                                   TABATHA III, INC.
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS
                                   December 31, 2002



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

Liquidity and Capital Resources

    As of December 31, 2002, the Company remains in the development stage. Since inception, it has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of proceeds in the amount of $11,100 from its inside capitalization funds. Consequently, for the period ended December 31, 2002, the Company's balance sheet reflects current and total assets of $2,553 in the form of cash and cash equivalents, and current liabilities of $0.

    The Company does not believe its existing cash resources will be sufficient to pay costs associated with carrying out its plan of operations for the remainder of the fiscal year. Therefore it expects to require additional capital (see "Need for Additional Financing" below) during the fiscal year.

Results of Operations

    During the period from March 17, 2000 (inception) through December 31, 2002,the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate.
No revenues were received by the Company during this period.

    The Company experienced a net loss of $1,574 for the quarter and a net loss of $67,022 since inception. These losses are primarily the result of legal, consulting, and accounting costs related to initial registration under the Securities Exchange Act of 1934 and subsequent compliance with reporting requirements of the securities laws. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

Item 3. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this quarterly report (the "Evaluation Date"), has concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

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

Date: February 7, 2003                             TABATHA III, INC.

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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


Date: February 7, 2003
                                                       /s/ ROBERT L. SMITH
                                                           Robert L. Smith
                                                   Chief Executive Officer
                                                   Chief Financial Officer

                                            8