Form 10QSB
period 2003-03-31
TABATHA III INC
filed 2003-08-08
CIK 1111816

FORM 10-QSB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

                                                          Shares  Outstanding
            Class of Securities                           at March 31, 2003
            ___________________                           ___________________

            Common Stock, no par value                           9,962,500


    Transitional Small Business Disclosure Format

Yes         No  X
    ___        ___



                                        INDEX


PART I - FINANCIAL INFORMATION

Please be advised that no financials will be completed for Tabatha III due to no financial activity for quarter ending March 31, 2003.


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

Date: August 8, 2003                             TABATHA III, INC.

                                                   By: /s/ ROBERT L. SMITH
                                                   Robert L. Smith
                                                   President and Director


                                                   By: /s/ DIANE THELEN
                                                   Diane Thelen
                                                   Director


                                                   By: /s/John Ballard
                                                   John Ballard
                                                   Chief Financial Officer

                                            7


                               Certifications

I, Robert L. Smith and John Ballard, certify that:

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


Date:August 8, 2003
                                                       /s/ ROBERT L. SMITH
                                                           Robert L. Smith
                                                   Chief Executive Officer


                                                    /s/ JOHN BALLARD
                                                        John Ballard
                                                   Chief Financial Officer