Form 10KSB/A
period 2003-06-30
TABATHA III INC
filed 2003-11-12
CIK 1111816

U.S. SECURITIES AND EXCHANGE COMMISSION


                         Washington, D.C. 20549


                              Form 10-KSB/A


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


(Issuers involved in bankruptcy proceedings during the past five years):


Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____


(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,762,000 as of August 13, 2003.


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

As more fully described in Note 5 to the financial statements, certain errors resulting in the understatement of previously reported expenses and common stock as of Jun 30, 2003 were discovered by management of the Company during the current year. Accordingly, an adjustment has been made to retained earnings and common stock as of June 30, 2003. In our original report we expressed an unqualified opinion on the 2003 financial statements, and our opinion on the revised statements, as expressed herein, remains unqualified.


Comiskey & Company
PROFESSIONAL CORPORATION

Denver, Colorado

July 17, 2003, except as to the fourth
paragraph above and Note 5, which
are as of October 17, 2003

                                Tabatha III, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                                June 30, 2003



 ASSETS

CURRENT ASSETS
 Cash and cash equivalents                               $      2,202
                                                         ------------

  Total current assets                                          2,202
                                                         ------------

  TOTAL ASSETS                                           $      2,202
                                                         ============


 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                      $          -
                                                         ------------

STOCKHOLDERS' EQUITY
 Preferred stock, no par value; 10,000,000
  shares authorized; no shares issued and outstanding               -
 Common stock, no par value; 100,000,000
  shares authorized; 10,762,000 shares issued and
  outstanding at June 30, 2003                                 73,873
 Deficit accumulated during the development
  stage                                                       (71,671)
                                                         ------------

                                                                2,202
                                                         ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $      2,202
                                                         ============


The accompanying notes are an integral part of the financial statements.

                                 Tabatha III, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                    For the
                                    Period
                                    March 17,    For the    For the
                                    2000         year       year
                                    (Inception)  ended      ended
                                    to June 30,  June 30,   June 30,
                                        2003        2003      2002
                                    -----------  ---------  ---------
REVENUES
  Interest income                   $       238  $      5  $     38

EXPENSES
  Selling, general and
   administrative                        43,615         90          -
  Accounting                              4,649      1,753      1,617
  Legal                                   3,749         33        951
  Rent                                    1,950        600        600
  Office supplies                           648          -         40
  Non-cash compensation                  17,298      3,998          -
                                     ----------  ---------  ---------
        Total expenses                   71,909      6,474      3,208
                                     ----------  ---------  ---------
NET LOSS                                (71,671)    (6,474)    (3,170)

Accumulated deficit
  Balance,
    beginning of period                       -    (65,202)   (62,032)
                                     ----------  ---------  ---------
  Balance,
        end of period                $  (71,671) $ (71,671) $ (65,202)
                                     ==========  =========  =========
NET LOSS PER SHARE                   $    (0.01) $    (NIL) $    (NIL)
                                     ==========  =========  =========
WEIGHTED AVERAGE
  NUMBER OFSHARES
  OUTSTANDING                        9,972,494  9,995,356  9,962,500
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



                                                     Deficit
                                  Common Stock       accumulated
                      Price    -----------------     during the   Total
                      per      Number of             development  stockholders'
                      share    shares      Amount    stage        equity
                      -------  ----------  --------  --------     ---------
Common stock issued
 for cash,
 March 1, 2000        $ 0.005     900,000  $  4,500  $      -     $   4,500

Common stock issued
 for services,
 March 1, 2000          0.005   8,100,000    40,500         -        40,500

Common stock issued
 for services,
 April 1, 2000          0.01      300,000     3,000         -         3,000

Common stock issued
 for cash, April 3,
 2000 through
 May 30, 2000           0.01      660,000     6,600         -         6,600

Common stock issued
 for services,
 May 18, 2000           0.01        2,500        25         -            25

Rent at no charge                       -       150         -           150

Net loss for the
 period ended
 June 30, 2000                          -         -   (44,766)      (44,766)
                               ----------  --------  --------     ---------

Balance, June 30, 2000          9,962,500    54,775   (44,766)       10,009
                               ----------  --------  --------     ---------

Common stock warrants
 issued for services,
 December 4, 2000                       -    13,300         -        13,300

Rent at no charge                       -       600         -           600

Net loss for the
 year ended
 June 30, 2001                          -         -   (17,266)      (17,266)
                               ----------  --------  --------     ---------

Balance, June 30, 2001          9,962,500    68,675   (62,032)        6,643
                               ----------  --------  --------     ---------

Rent at no charge                       -       600         -           600

Net loss for the
 year ended
 June 30, 2002                          -         -    (3,170)       (3,170)
                               ----------  --------  --------     ---------

Balance, June 30, 2002          9,962,500    69,275   (65,202)        4,073

Rent at no charge                       -       600         -           600

Common stock issued
 for services
 June 2003                 0.005     799,500     3,998         -         3,998

Net loss for the
 year ended
 June 30, 2003                          -         -    (8,096)       (8,096)
                               ----------  --------  --------     ---------

Balance, June 30, 2003         10,762,000  $ 73,873  $(71,671)    $   2,202
                               =+========  ========  ========     =========


The accompanying notes are an integral part of the financial statements.

                              Tabatha III, Inc.
                       (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS


                                        Period
                                        March 17,      For the      For the
                                        2000           year         year
                                        (Inception)    ended        ended
                                        to June 30,    June 30,     June 30,
                                           2003           2003        2002
                                        ------------   ----------   ---------
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net loss                              $    (71,671)  $   (6,469)  $ (3,170)
  Adjustments to reconcile
    net loss to net cash flows
    from operating activities:
      Rent expense                             1,950          600         600
      Stock issued for services               47,523        3,998           -
      Warrants issued for services            13,300            -           -
                                        ------------   ----------   ---------
    Net cash flows from
       operating activities                   (8,898)      (1,871)     (2,570)

CASH FLOWS FROM INVESTING
  ACTIVITIES                                       -            -            -

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Issuance of common stock                    11,100            -           -
                                        ------------   ----------   ---------
    Net cash flows
      from financing activities               11,100            -           -
                                        ------------   ----------   ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                    2,202       (1,871)     (2,570)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                              -        4,073       6,643
                                        ------------   ----------   ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                         $      2,202   $    2,202   $   4,073
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


2. Stockholders' Equity
As of June 30, 2003, 100,000,000 shares of the Company's no par value common stock had been authorized, of which 11,087,500 were issued and outstanding.

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

3. Related Party Transactions
As of the date hereof, officers and directors of the Company are the owners of 7,435,000 shares of its issued and outstanding common stock, constituting approximately 67% of the Company's issued and outstanding common stock. The shares were issued for cash and services equal to $0.005 per share.

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

5. Correction of an Error
The accompanying financial statements for 2003 have been restated to correct an error resulting in the understatement of non-cash compensation and common stock. Shares totaling 799,500 were issued in June 2003 for services rendered, valued at $0.005 a share. The effect of the restatement was to increase the net loss for 2003 by $3,998.


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

                               Number of Shares      Percent of
Name and Address               Owned Beneficially    Class Owned
----------------               ------------------    -----------
Robert L. Smith (1)
P.O. Box 1554
Idaho Springs, Co 80452        3,000,000               30.11%


Kip Pedrie
5873 S. Kenton Way
Englewood, CO 80111-3950       2,970,000           (2) 29.81%


Diane Thelen (1)
1926 S. Oswego Way
Aurora, CO 80014               3,125,000               29.03%


John Ballard (1)
6754 W. Hinsdale Place
Littleton, CO 80128            3,674,500               34.14%


All directors and executive
officers (3 persons)            9,799,500               91.06%


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




Date: November 10, 2003