Form 10QSB
period 2003-09-30
TABATHA III INC
filed 2003-11-14
CIK 1111816

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-31761

WORLDWIDE MANUFACTURING USA, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-1536519
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1142 Cherry Avenue San Bruno, CA	94066-6523
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (650) 794-9888

Tabatha III, Inc. 1926 S. Oswego Way, Aurora, Colorado, 80014

Fiscal Year June 30
________________________________________________________________________
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

Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at October 31, 2003
Common Stock, no par value	30,000,000

Transitional Small Business Disclosure Format

Yes No X

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheet (Unaudited) September 30, 2003
Consolidated Income Statements (Unaudited) for the three and nine month periods ended September 30, 2003 and 2002
Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2003 and 2002
Notes to financial statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Controls and Procedures
PART II. OTHER INFORMATION
Signatures

Certifications

Worldwide Manufacturing USA Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET
September 30, 2003
(Unaudited)

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$ 42,965
Accounts receivable	1,184,510
Inventories	234,054
Other current assets	42,383

Total Current Assets	1,503,912

INVESTMENTS AND LONG-TERM RECEIVABLES
Advances to suppliers	44,233
Other long-term receivables	251,379
295,612

Total Property and Equipment	543,427

Total Assets	$ 2,342,951

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Lines of credit	$ 46,168
Current maturities of installment debt	7,144
Accounts payable	1,327,981
Accrued expenses	38,706
Other current liabilities	261,763

Total Current Liabilities	1,681,762

Long-term debt, less current maturities	26,186
Deferred compensation payable	150,000

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000
shares authorized; no shares issued and outstanding	-
Common stock, no par value; 100,000,000 shares authorized;
30,000,000 shares issued and outstanding	34,871
Retained earnings	450,132

Total Stockholders' Equity	485,003

Total Liabilities and Stockholders' Equity	$ 2,342,951

The accompanying notes are an integral part of the financial statements.

Worldwide Manufacturing USA Inc. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS
For the three and nine months ended September 30, 2003 and 2002
(Unaudited)

	For the three months ended		For the nine months ended
	2003	2002	2003	2002

Net sales	$ 2,103,730	$ 891,605	$ 4,650,067	$ 3,069,520

Cost of goods sold	1,419,008	503,531	3,227,240	1,662,580

Gross profit	684,722	388,074	1,422,827	1,406,940
Other operating revenue	-	-	-	929
	684,722	388,074	1,422,827	1,407,869

Operating expenses
General & administrative	340,977	408,158	1,030,161	1,021,881
	340,977	408,158	1,030,161	1,021,881

Operating income(loss)	343,745	(20,084)	392,666	385,988

Financial income (expenses)
Interest income	2,000	1,262	11,711	3,180
Interest expense	(5,756)	(5,672)	(15,961)	(15,411)
	(3,756)	(4,410)	(4,250)	(12,231)

Net Income (loss)	339,989	(24,494)	388,416	373,757

Retained Earnings
Balance, beginning of period	335,850	459,537	295,177	62,063
Less shareholder distributions	225,707	82,031	233,461	82,808

Balance, end of period	$ 450,132	$ 353,012	$ 450,132	$ 353,012

The accompanying notes are an integral part of the financial statements.

Worldwide Manufacturing USA Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOW
For the nine months ended September 30, 2003 and 2002
(Unaudited)

	2003	2002

Cash Flows From Operating Activities
Net income	$ 388,416	$ 373,757
Adjustments to reconcile net income to net
cash provided (used) by operating activities
Depreciation	39,515	23,721
(Increase) decrease in accounts receivable	(775,166)	(95,986)
(Increase) decrease in notes receivable	61,590	18,406
(Increase) decrease in installment debt	7,145	-
(Increase) decrease in prepaid assets	(8,558)	(26,462)
(Increase) decrease in inventories	(121,156)	(78,813)
Increase (decrease) in accounts payable	578,718	(229,589)
Increase (decrease) in other accrued liabilities	3,942	(138,012)

Net Cash Provided (Used) by Operating Activities	174,446	(152,978)

Cash Flows From Investing Activities
Purchases of fixed assets	(75,242)	(34,241)

Net Cash Provided (Used) by Investing Activities	(75,242)	(34,241)

Cash Flows From Financing Activities
Proceeds from long-term debt	26,187	-
Line of credit	-	(35,566)
Repayment of short-term debt	(65,088)	0
Shareholders distributions	(232,670)	(82,808)

Net Cash Provided (Used) by Financing Activities	(271,571)	19,126

NET INCREASE (DECREASE) IN CASH	(172,367)	(168,093)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	215,332	378,226

CASH AND CASH EQUIVALENTS END OF PERIOD	$ 42,965	$ 210,133

Supplemental Disclosures
Cash Paid During the Year for:
Interest	$ 15,961	$ 15,411

The accompanying notes are an integral part of the financial statements.

Worldwide Manufacturing USA, Inc. and Subsidiaries

NOTES TO FINANCIAL STATEMENTS

September 30, 2003

(unaudited)

1. Management's Representation of Interim Financial Information

The accompanying financial statements have been prepared by Worldwide Manufacturing USA, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2002 as filed in the Company's 8-K filed with the Commission on October 14, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

DISCLAIMER REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this prospectus which are not statements of historical fact are what are known as "forward-looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "hopes," "seeks," "anticipates," "expects, "and the like, often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to our present and future operations, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. These and other factors may cause our actual results to differ materially from any forward- looking statement. We caution you not to place undue reliance on these forward-looking statements. Although we base these forward-looking statements on our expectations, assumptions, and projections about future events, actual events and results may differ materially, and our expectations, assumptions, and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

REPORTING ENTITY

On September 30, 2003, Tabatha III, Inc. completed the acquisition of all of the issued and outstanding common stock of Worldwide Manufacturing USA, Inc. ("Worldwide USA") in a share exchange transaction. We issued 27,900,000 shares in the share exchange transaction for 100% or 10,000, of the issued and outstanding shares of Worldwide USA's common stock. As a result of the share exchange transaction, Worldwide USA became our wholly-owned subsidiary. On November 3, 2003, we changed the corporate name from Tabatha III, Inc. to Worldwide Manufacturing USA, Inc.

In evaluating Worldwide as a candidate for the proposed acquisition, our directors considered various factors such as the strength and diversity of Worldwide's existing management, the anticipated potential for growth of the business of Worldwide, and the perception of how the proposed business of Worldwide will be viewed by the investment community and the Company's shareholders. In evaluating Tabatha III, it is believed that the directors of Worldwide placed a primary emphasis on our status as a company without material liabilities, whose common stock was registered under section 12(g) of the Securities Exchange Act of 1934, as amended (the "1934 Act") and may be eligible for trading on the OTC Bulletin Board. Once due diligence was completed by both parties a Share Exchange Agreement was entered into on September 30, 2003.

The reverse acquisition described above has been treated as a recapitalization of Worldwide USA and the accompanying financial statements reflect the financial condition, results of operations and cash flows of Worldwide USA, the acquired company, for all periods presented. Unless otherwise indicated, references herein to the Company consist of Worldwide Manufacturing USA, Inc., formerly Tabatha III, Inc., its wholly owned subsidiary Worldwide Manufacturing USA, Inc., a California corporation, and its wholly owned subsidiary, Shanghai Intech Electro-Mechanical Products Co., an entity operating within the People's Republic of China.

RESULTS OF OPERATIONS

Net sales for the nine months ending September 30, 2003 to September 30, 2002 increased $1,580,547, or approximately 51%. Gross profit increased slightly by $14,158, from $1,407,869 (46% of sales) in 2002 to $1,422,827, (31% of sales). The profit margin decreased due to a single sale representing approximately 10% of the period's volume at a 10% margin as a result of price competition in the market. It is not anticipated that gross profit margin will decline in the future. The Company continues to concentrate on obtaining orders that will provide a targeted 40% plus gross margin, similar to that experienced in the years ending 2002 and 2001. Gross Margins in those periods were 43% and 42% respectively.

Net profits were also affected by an increase of $8,280 in general and administrative expenses for the nine months September 30, 2003 as compared with September 30, 2002. These general and administrative costs include increased personnel costs and expenses associated with the Company becoming a public company. Upon consummation of the stock transfer and exchange with Tabatha III, effective September 30, 2003, the election by Worldwide Manufacturing USA, Inc. to be taxed at the shareholder level was terminated.

LIQUIDITY

If a significant increase in demand for the Company's products should arise, the Company has established a $250,000 line of credit with Citibank. In addition, net profits of the Company will be used in order to provide capital for the expansion of inventory held for the convenience of customers, and for acquiring additional equipment, if needed.

During the nine month periods ending September 30, 2003, net cash provided by operations was $174,446, as compared with $152,978 used in the comparative period of 2002. This reflects the Company's increased volume resulting in larger receivables and payables and an overall increase in inventory levels in 2003. The Company has funded this through increased payment terms with its vendors.

PLAN OF OPERATION

The Company is currently increasing its Marketing Distribution Channels through contacts with local manufacturing representatives. The Company is confident that greater sales will result from these contacts. In addition, The Company is exploring doing joint ventures in China with factories in order to reduce manufacturing costs and, in turn, increase gross profits. It is expected that The Company would provide some equipment as well as expertise in exchange for these lower manufacturing costs.

Item 3. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of September 30, 2003. Based upon the foregoing, our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Worldwide Manufacturing USA, Inc. (and its consolidated subsidiaries) required to be included in our Exchange Act reports.

Changes in Internal Controls Over Financial Reporting

The evaluation referred to above did not identify any significant changes in our internal controls over financial reporting that occurred during our quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

On September 30, 2003, Tabatha III, Inc., (the "Company") acquired all of the issued and outstanding common stock of Worldwde Manufacturing USA, Inc. ("Worldwide") a California corporation. The transaction was completed pursuant to the terms of an Agreement for Share Exchange dated September 30, 2003, filed as an exhibit to the Company's Current Report on Form 8-K dated October 3, 2003. As a result of the closing under the Agreement for Share Exchange, Worldwide became a wholly-owned subsidiary of the Company.

Pursuant to the share exchange agreement, the Company issued 27,900,000 shares of its common stock to Worldwide in exchange for 100%, or 10,000 of the outstanding shares of Worldwide. The 27,900,000 shares issued to Worldwide will bear a restrict legend, and represents 93% of the Company's outstanding shares. 2,100,000 shares or 7% of the Company's common stock was issued and outstanding prior to the Agreement. After closing of the Agreement, the Company will have 30,000,000 shares of common stock outstanding. No preferred shares were issued in the Agreement and there were no prior issuance of these shares by the Company.

After closing of the Agreement, 8,987,500 shares held by principals of the Company were surrendered for cancellation and Worldwide became a wholly-owned subsidiary. The Company changed its name to Worldwide Manufacturing USA, Inc.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

In conjunction with the closing under the Agreement of Share Exchange on September 30, 2003 new directors were appointed as their successors: Jimmy Wang, President and Chief Executive Officer, Mindy Wang, Secretary and Treasurer and John Ballard as Chief Financial Officer. On November 3, 2003 a Special Meeting in lieu of an Annual Shareholder's meeting was held and the above officers and directors were elected to continue in their respective positions as officers and directors until the next Annual Meeting or until a successor has been elected and qualified.

In addition, at the November 3, 2003 Meeting, Comiskey & Co., independent certified public accountants were elected to audit and review financial statements of the Company. The third and final issued voted on by the shareholders was the Amendment to Articles of Incorporation, Article 1, changing the name of Tabatha III to Worldwide Manufacturing USA, Inc.

All of the above individuals were elected as directors of the Company as well as both proposals being unanimously approved. No other matters were submitted at the Meeting.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1 Certification of Chief Executive Officer and President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDWIDE MANUFACTURING USA, INC.

By: /s/ John D. Ballard
Principal Financial Officer

Date: November 14, 2003

Exhibit 31.1

Certifications

I, Jimmy Wang, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Worldwide Manufacturing USA, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Omitted

c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: November 14, 2003	/s/ Jimmy Wang Principal Executive Officer

Exhibit 31.2

Certifications

I, John D. Ballard, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Worldwide Manufacturing USA, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Omitted

c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: November 14, 2003	/s/ John D. Ballard Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Worldwide Manufacturing USA, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2003, (the "Report"), I, Jimmy Wang, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the Company's financial position and results of operations.

November 14, 2003

/s/ Jimmy Wang
Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Worldwide Manufacturing USA, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2003, (the "Report"), I, John D. Ballard, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the Company's financial position and results of operations.

November 14, 2003

/s/ John D. Ballard
Chief Financial Officer