Form 10QSB/A
period 2003-09-30
WORLDWIDE MANUFACTURING USA INC
filed 2004-01-09
CIK 1111816

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-QSB/A

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

Indicate the number of shares outstanding of each of the issuer(s class of stock, as of the latest practicable date.

  Class of Securities                Shares  Outstanding at December 30, 2003
Common Stock, no par value                           30,000,000

Transitional Small Business Disclosure Format

Yes         No  X


INDEX


PART I.     FINANCIAL INFORMATION


Item 1.     Financial Statements

                                                                Page Number

Consolidated Balance Sheet (Unaudited)
September 30, 2003                                                   4

Consolidated Income Statements (Unaudited) for the three and nine
month periods ended September 30, 2003 and 2002                      5

Consolidated Statements of Cash Flows (Unaudited) for the nine
months ended September 30, 2003 and 2002                             7

Notes to financial statements                                        8

Item 2.   Management's Discussion and Analysis
of Financial Condition and Results of Operations                    10

Item 3.  Controls and Procedures                                    14

PART II.    OTHER INFORMATION



Signatures                                                          15

Certifications                                                      16






              Worldwide Manufacturing USA Inc. and Subsidiaries
                         CONSOLIDATED BALANCE SHEET
                             September 30, 2003
                                 (Unaudited)



ASSETS





CURRENT ASSETS

Cash & cash equivalents                                        $       42,965
Accounts receivable                                                 1,184,510
Inventories                                                           234,054
Other current assets                                                   42,383
                                                                   ----------

Total Current Assets                                                1,503,912

INVESTMENTS AND LONG-TERM RECEIVABLES
Advances to suppliers                                                  44,233
Other long-term receivables                                           251,379
                                                                   ----------
                                                                      295,612

Total Property and Equipment                                          543,427
                                                                   ----------

Total Assets                                                    $   2,342,951
                                                                   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Lines of credit                                                $       46,168
Current maturities of installment debt                                  7,144
Accounts payable                                                    1,327,981
Accrued expenses                                                       38,706
Other current liabilities                                             261,763
                                                                   ----------

Total Current Liabilities                                           1,681,762

Long-term debt, less current maturities                                26,186
Deferred compensation payable                                         150,000
                                                                   ----------

STOCKHOLDERS' EQUITY
   Preferred stock, no par value; 10,000,000
      shares authorized; no shares issued and outstanding                 -
Common stock, no par value; 100,000,000 shares authorized;
      30,000,000 shares issued and outstanding                         34,871
Retained earnings                                                     450,132
                                                                   ----------
Total Stockholders' Equity                                            485,003
                                                                   ----------

Total Liabilities and Stockholders' Equity                      $   2,342,951
                                                                   ==========

The accompanying notes are an integral part of the financial statements.

              Worldwide Manufacturing USA Inc. and Subsidiaries
                       CONSOLIDATED INCOME STATEMENTS
            For the three and nine months ended September 30, 2003 and 2002
                                 (Unaudited)



                                For the three months    For the nine months
                                 ended September 30,     ended September 30,
                              ----------------------- -----------------------
                                  2003        2002       2003        2002
                              ----------- ----------- ----------- -----------

Net sales                     $ 2,103,730 $   891,605 $ 4,650,067 $ 3,069,520

Cost of goods sold              1,419,008     503,531   3,227,240   1,662,580
                              ----------- ----------- ----------- -----------
Gross profit                      684,722     388,074   1,422,827   1,406,940
Other operating revenue                 -           -           -         929
                              ----------- ----------- ----------- -----------
                                  684,722     388,074   1,422,827   1,406,940
                              ----------- ----------- ----------- -----------
Operating expenses
 General and administrative       340,977     408,158   1,030,161   1,021,881
                              ----------- ----------- ----------- -----------
                                  340,977     408,158   1,030,161   1,021,881
                              ----------- ----------- ----------- -----------
Operating income (loss)           343,745     (20,084)    392,666     385,988
                              ----------- ----------- ----------- -----------
Financial income (expenses)
  Interest income                   2,000       1,262      11,711       3,180
  Interest expense                 (5,756)     (5,672)    (15,961)    (15,411)
                              ----------- ----------- ----------- -----------
                                   (3,756)     (4,410)     (4,250)    (12,231)
                              ----------- ----------- ----------- -----------

Net Income (loss)                 339,989     (24,494)    388,416     373,757

Retained earnings
 Balance, beginning of period     335,850     459,537     295,177      62,063
 Less shareholder distributions   225,707      82,031     233,461      82,808
                              ----------- ----------- ----------- -----------

 Balance, end of period       $   450,132 $   353,012 $   450,132 $   353,012
                              =========== =========== =========== ===========

Income per share: (Basic
  and diluted)                $      0.01 $     (0.00)$      0.01 $      0.01
                              =========== =========== =========== ===========

    Wtd. average number of
      shares outstanding *     30,000,000  30,000,000  30,000,000  30,000,000
                              =========== =========== =========== ===========

*gives effect to acquisition by Tabatha III on September 30, 2003

  The accompanying notes are an integral part of the financial statements.
                                     2




Worldwide Manufacturing USA Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOW
For the nine months ended September 30, 2003 and 2002
(Unaudited)

                                                         2003           2002

Cash Flows From Operating Activities
Net income                                $           388,416    $     373,757
Adjustments to reconcile net income to net
cash provided (used) by operating activities
Depreciation                                           39,515           23,721
(Increase) decrease in accounts receivable           (775,166)         (95,986)
(Increase) decrease in notes receivable                61,590           18,406
(Increase) decrease in installment debt                 7,145                -
(Increase) decrease in prepaid assets                  (8,558)         (26,462)
(Increase) decrease in inventories                   (121,156)         (78,813)
Increase (decrease) in accounts payable               578,718         (229,589)
Increase (decrease) in other accrued liabilities            -         (138,012)
                                                     --------         --------
Net Cash Provided (Used) by Operating Activities      174,446         (152,978)



Cash Flows From Investing Activities
Purchases of fixed assets                             (75,242)         (34,241)
                                                     --------         --------
Net Cash Provided (Used) by Investing Activities      (75,242)         (34,241)

Cash Flows From Financing Activities
Proceeds from long-term debt                           33,330                -
Line of credit                                              -          (35,566)
Repayment of short-term debt                          (65,087)               -
Shareholders distributions                           (233,461)         (82,808)
                                                     --------         --------
Net Cash Provided (Used) by Financing Activities     (265,218)          19,126
                                                     --------         --------

NET INCREASE (DECREASE) IN CASH                      (172,367)        (168,093)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD         215,332          378,226
                                                     --------         --------
CASH AND CASH EQUIVALENTS END OF PERIOD   $            42,965    $     210,133
                                                     ========         ========
Supplemental Disclosures
Cash Paid During the Year for:
Interest                                  $            15,961    $      15,411
                                                     ========         ========
The accompanying notes are an integral part of the financial statements.

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

2.    Share Exchange Transaction
On September 30, 2003, the Company, formerly known as Tabatha III, Inc., acquired all of the issued and outstanding common stock of Worldwide Manufacturing USA, Inc. (Worldwide USA), a privately held operating company, in a share exchange transaction. The Company issued 27,900,000 shares in the share exchange transaction for 100% or 10,000 of the issued and outstanding shares of Worldwide USA's common stock. As a result of the share exchange transaction, Worldwide USA became a wholly-owned subsidiary of the Company. The parent company, Tabatha III, Inc., changed its name to Worldwide Manufacturing USA, Inc. in November 2003.

The former stockholders of Worldwide USA acquired a majority of our issued and outstanding common stock as a result of completion of the share exchange transaction. Therefore, although Worldwide USA became our wholly-owned subsidiary, the transaction was accounted for as a recapitalization of Worldwide USA, whereby Worldwide USA is deemed to be the accounting acquirer and is deemed to have adopted our capital structure. Likewise, the Company will adopt the fiscal reporting year of the accounting acquirer, which is December 31. The accompanying financial statements reflect the financial position and operating results of Worldwide USA for all periods presented.

3.    Segment Information
Segmental Data (9 months ended September 30, 2003)

Reportable Segments
(amounts in thousands)

                                      WWMUSA           Intech       Total
External revenue                     $ 4,641           $  9       $ 4,650
Intersegment revenue                       -          1,994         1,994
Interest income                           12              -            12
Interest expense                          14              2            16
Depreciation                              10             29            39
Net profit (loss)                        347             62            388 (1)
Assets
Expenditures for
Long-lived assets                        44              31            75


(1)  $21,000 in intercompany profit was eliminated in consolidation.

Segmental Data (9 months ended September 30, 2002)




Reportable Segments
(amounts in thousands)

                                      WWMUSA           Intech       Total
External revenue                    $  3,042         $   27      $  3,069
Intersegment revenue                      -           1,087         1,087
Interest income                           3               -             3
Interest expense                         14               1            15
Depreciation                              7              16            23
Net profit (loss)                       373               -            373(2)
Assets
Expenditures for
Long-lived assets                       11               23            34

(2)  Less than $1,000 in intercompany profit was eliminated in consolidation.




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

REPORTING ENTITY
On September 30, 2003, Tabatha III, Inc. completed the acquisition of all of the issued and outstanding common stock of Worldwide Manufacturing USA, Inc. ((Worldwide USA() in a share exchange transaction. We issued 27,900,000 shares in the share exchange transaction for 100% or 10,000, of the issued and outstanding shares of Worldwide USA(s common stock. As a result of the share exchange transaction, Worldwide USA became our wholly-owned subsidiary. On November 3, 2003, we changed the corporate name from Tabatha III, Inc. to Worldwide Manufacturing USA, Inc.

In evaluating Worldwide as a candidate for the proposed acquisition, our directors considered various factors such as the strength and diversity of Worldwide(s existing management, the anticipated potential for growth of the business of Worldwide, and the perception of how the proposed business of Worldwide will be viewed by the investment community and the Company's shareholders. In evaluating Tabatha III, it is believed that the directors of Worldwide placed a primary emphasis on our status as a company without material liabilities, whose common stock was registered under section 12(g) of the Securities Exchange Act of 1934, as amended "the 1934 Act" and may be eligible for trading on the OTC Bulletin Board. Once due diligence was completed by both parties a Share Exchange Agreement was entered into on September 30, 2003.


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

RESULTS OF OPERATIONS
Net sales for the nine months ending September 30, 2003 to September 30, 2002 increased $1,580,547, or approximately 51%. Gross profit increased slightly by $14,158, from $1,407,869 (46% of sales) in 2002 to $1,422,827, (31% of sales). The profit margin decreased due to a single sale representing approximately 10% of the period(s volume at a 10% margin as a result of price competition in the market. It is not anticipated that gross profit margin will decline in the future. The Company continues to concentrate on obtaining orders that will provide a targeted 40% plus gross margin, similar to that experienced in the years ending 2002 and 2001. Gross Margins in those periods were 43% and 42% respectively.

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

LIQUIDITY
If a significant increase in demand for the Company(s products should arise, the Company has established a $250,000 line of credit with Citibank. In addition, net profits of the Company will be used in order to provide capital for the expansion of inventory held for the convenience of customers, and for acquiring additional equipment, if needed.

During the nine month periods ending September 30, 2003, net cash provided by operations was $168,093, as compared with $152,978 used in the comparative period of 2002. This reflects the Company(s increased volume resulting in larger receivables and payables and an overall increase in inventory levels in 2003. The Company has funded this through increased payment terms with its vendors.

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

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings
None

Item 2.     Changes in Securities
On September 30, 2003, Tabatha III, Inc., (the (Company() acquired all of the issued and outstanding common stock of Worldwde Manufacturing USA, Inc. (Worldwide) a California corporation. The transaction was completed pursuant to the terms of an Agreement for Share Exchange dated September 30, 2003, filed as an exhibit to the Company(s Current Report on Form 8-K dated October 3, 2003. As a result of the closing under the Agreement for Share Exchange, Worldwide became a wholly-owned subsidiary of the Company.
Pursuant to the share exchange agreement, the Company issued 27,900,000 shares of its common stock to Worldwide in exchange for 100%, or 10,000 of the outstanding shares of Worldwide. The 27,900,000 shares issued to Worldwide will bear a restrict legend, and represents 93% of the Company's outstanding shares. 2,100,000 shares or 7% of the Company's common stock was issued and outstanding prior to the Agreement. After closing of the Agreement, the Company will have 30,000,000 shares of common stock outstanding. No preferred shares were issued in the Agreement and there were no prior issuance of these shares by the Company. After closing of the Agreement, 8,987,500 shares held by principals of the Company were surrendered for cancellation and Worldwide became a wholly-owned subsidiary. The Company changed its name to Worldwide Manufacturing USA, Inc.

Item 3.     Defaults Upon Senior Securities
None

Item 4.     Submission of Matters to a Vote of Security Holders

In conjunction with the closing under the Agreement of Share Exchange on September 30, 2003 new directors were appointed as their successors: Jimmy Wang, President and Chief Executive Officer, Mindy Wang, Secretary and Treasurer and John Ballard as Chief Financial Officer. On November 3, 2003 a Special Meeting in lieu of an Annual Shareholder(s meeting was held and the above officers and directors were elected to continue in their respective positions as officers and directors until the next Annual Meeting or until a successor has been elected and qualified.

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



WORLDWIDE MANUFACTURING USA, INC.



By:   /s/ John D. Ballard

Principal Financial Officer

Date: January 9, 2004


Exhibit 31.1

Certifications

I, Jimmy Wang, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Worldwide Manufacturing USA, Inc.;

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


Date: January 9, 2004

/s/ Jimmy Wang
Principal Executive Officer

Exhibit 31.1

Certifications

I, John D. Ballard, certify that:
1. I have reviewed this quarterly report on Form 10-QSB/A of Worldwide Manufacturing USA, Inc.;

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


Date: January 9, 2004


/s/ John D. Ballard
Principal Financial Officer

Exhibit 32.1


CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Worldwide Manufacturing USA, Inc. (the "Company") on Form 10-QSB/A for the period ending September 30, 2003, (the "Report"), I, Jimmy Wang, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the Company's financial position and results of operations.


January 9, 2004

/s/ Jimmy Wang
Chief Executive Officer


Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Worldwide Manufacturing USA, Inc. (the "Company") on Form 10-QSB/A for the period ending September 30, 2003, (the "Report"), I, John D. Ballard, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the Company's financial position and results of operations.


January 9, 2004

/s/ John D. Ballard
Chief Financial Officer