Form 10KSB/A
period 2003-06-30
WORLDWIDE MANUFACTURING USA INC
filed 2004-02-10
CIK 1111816

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

On December 4, 2000, Kip Pedrie, a previous director of Tabatha III, was issued 2,660,000 warrants for the right to purchase common stock at $.05 per share. On March 23, 2003 Kip Pedrie resigned from the Board of Directors of Tabatha III due to increased job and family responsibilities. He voluntarily cancelled his right to exercise his common stock warrants and surrendered them to the Company since he could not fulfill his duties to Tabatha III.

The shares issued for services for the June 1, 2003 consulting agreements had a value of $3,862.30 or 799,500 shares, which were cancelled on September 30, 2003. John Ballard and Diane Thelen to Tabatha III, Inc.
donated these services, which included structuring and negotiations for our target company.

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

Prior to Rocky Mountain Securities & Investments, Inc., Mr. Smith was employed with Allergan Pharmaceuticals as a regional sales manager.

Mr. Smith holds a B.A. from Western State College.

John D. Ballard

John Ballard became Chief Financial Officer of Worldwide and its California operating subsidiary on September 30, 2003. John Ballard has more than fifteen years of business management, project management, and accounting experience. From January 2002 to the present, Mr. Ballard has been a financial consultant and director of Reveal Systems, Inc., a software development company and Internet provider based in Longmont, Colorado. Mr. Ballard was the Chief Financial Officer of Call Solutions Inc., a publicly traded company, from October 1999 to November 2002. Call Solutions was in the business of opening call centers. Mr. Ballard, from 1997-1999 owned and operated food operations, Cookies N Kreme and Lincoln Street Cafe in the Denver Metropolitan Area. During 1993-1997, Mr. Ballard traveled. From 1988-1993, Mr. Ballard was
Chief Financial Officer for Apple Sundries, Inc., a Denver retail chain.
Since 1999, Mr. Ballard has been a major shareholder, owning 10% or more, and a consultant in five blank check companies, Tabatha I, Inc., Tabatha II, Inc., Tabatha III, Inc. (Worldwide's predecessor), Tabatha IV, Inc., and Tabatha V, Inc. Mr. Ballard holds a Bachelor of Science Degree in Management and Marketing from the University of Colorado where he graduated
Magna Cum Laude. Mr. Ballard also holds a Masters of Business in Administration from Regis University.

Diane Thelen

Diane Thelen, the Company's Secretary/Treasurer and a director, has managed and developed luxury high-rise residential, retail, industrial and large office building complexes for over twenty-two years. She has written numerous articles on safety issues regarding large office complexes, as well as articles advocating the needs of real estate managers to state legislators.

Diane Thelen has worked for Frederick Ross Company since 1984 to present as a property manager of large office complexes in the Denver Metropolitan Area.

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


Compliance With Section 16(a) of the Exchange Act.

Mr. Smith and Ms. Thelen have each filed an Initial Statement of Beneficial Ownership of Securities on Form 3. They each have filed on Form 5 for the fiscal year ending June 30, 2003.

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

                               Number of Shares      Percent of
Name and Address               Owned Beneficially    Class Owned
----------------               ------------------    -----------
Robert L. Smith (1)
P.O. Box 1554
Idaho Springs, Co 80452        3,000,000              (4) 30.11%


Kip Pedrie
5873 S. Kenton Way
Englewood, CO 80111-3950       2,970,000           (2) 29.81%


Diane Thelen (1)
1926 S. Oswego Way
Aurora, CO 80014               3,125,000               29.03%


John Ballard (1)
6754 W. Hinsdale Place
Littleton, CO 80128            3,674,500               34.14%


All directors and executive
officers (3 persons)            9,799,500               91.06%


(1) The person listed is an officer, a director, or both, of the Company.

(2) Includes 2,660,000 deemed to be beneficially owned by Mr. Pedrie as a result of his right to acquire such shares at any time on or before December 3, 2004, through exercise of outstanding warrants exercisable at a price of $0.005 per share. Mr. Pedrie owns 2.8% of the outstanding common stock.

(4) Mr. Smith owns 27.8% of the outstanding common stock.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
(a) The Exhibits listed below are incorporated by reference.

Exhibit No.  Document

3.1 Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 11, 2000).
3.2 Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 11, 2000).
31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
4.1 Specimen Common Stock Certificate (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 11, 2000).
4.2 Specimen Class A Convertible Preferred Stock Certificate
(incorporated by reference from Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission on October 11, 2000).
10.1 Common Stock Purchase Warrant (incorporated by reference from Form 10-KSB filed with the Securities and Exchange Commission on September 27, 2001).

(b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending June 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TABATHA III, INC.

By: /S/ ROBERT L. SMITH
    Robert L. Smith, President and Director

By: /S/ JOHN BALLARD
     John Ballard, Principal Financial Officer and
     Principal Accounting Officer

By: /S/ DIANE THELEN
    Diane Thelen, Director


Date: February 10, 2004