Form 10QSB/A
period 2003-09-30
WORLDWIDE MANUFACTURING USA INC
filed 2004-02-11
CIK 1111816

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
CONSOLIDATED BALANCE SHEET
September 30, 2003
(Unaudited)

ASSETS
CURRENT ASSETS
Cash & cash equivalents	$ 42,965
Accounts receivable	1,184,510
Inventories	234,054
Other current assets	42,383

Total Current Assets	1,503,912

INVESTMENTS AND LONG-TERM RECEIVABLES
Advances to suppliers	44,233
Other long-term receivables	251,379
295,612

Total Property and Equipment	543,427
Total Assets	$ 2,342,951

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Lines of credit	46,168
Current maturities of installment debt	7,144
Accounts payable	1,327,981
Accrued expenses	38,706
Other current liabilities	261,763

Total Current Liabilities	1,681,762

Long-term debt, less current maturities	26,186
Deferred compensation payable	150,000

STOCKHOLDERS' EQUITY
Common stock, no par value; 100,000,000 shares authorized;
30,000,000 shares issued and outstanding	34,871
Retained earnings	450,132

Total Stockholders' Equity	485,003

Total Liabilities and Stockholders' Equity	$ 2,342,951

The accompanying notes are an integral part of the financial statements

Worldwide Manufacturing USA Inc. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS
For the three and nine months ended September 30, 2003 and 2002
(Unaudited)

	For the three months ended		For the nine months ended
	2003	2002	2003	2002

Net sales	$ 2,103,730	$ 891,605	$ 4,650,067	$ 3,069,520

Cost of goods sold	1,419,008	503,531	3,227,240	1,662,580

Gross profit	684,722	388,074	1,422,827	1,406,940
Other operating revenue	-	-	-	929
	684,722	388,074	1,422,827	1,407,869

Operating expenses
General & administrative	340,977	408,158	1,030,161	1,021,881
	340,977	408,158	1,030,161	1,021,881

Operating income(loss)	343,745	(20,084)	392,666	385,988

Financial income (expenses)
Interest income	2,000	1,262	11,711	3,180
Interest expense	(5,756)	(5,672)	(15,961)	(15,411)
	(3,756)	(4,410)	(4,250)	(12,231)

Net Income (loss)	339,989	(24,494)	388,416	373,757

Retained Earnings
Balance, beginning of period	335,850	459,537	295,177	62,063
Less shareholder distributions	225,707	82,031	233,461	82,808

Balance, end of period	$ 450,132	$ 353,012	$ 450,132	$ 353,012

Earnings per share - basic	$ 0.01	$ (0.00)	$ 0.01	$ 0.01

Weighted average shares outstanding (1)	30,000,000	30,000,000	30,000,000	30,000,000
(1) gives effect to acquisition by Tabatha III on September 30, 2003.

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

2. Share Exchange Transaction

On September 30, 2003, the Company, formerly known as Tabatha III, Inc., acquired all of the issued and outstanding common stock of Worldwide Manufacturing USA, Inc. ("Worldwide USA"), a privately held operating company, in a share exchange transaction. The Company issued 27,900,000 shares in the share exchange transaction for 100% or 10,000 of the issued and outstanding shares of Worldwide USA's common stock. As a result of the share exchange transaction, Worldwide USA became a wholly-owned subsidiary of the Company. The parent company, Tabatha III, Inc., changed its name to Worldwide Manufacturing USA, Inc. in November 2003.

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

3. Segment Information

Segmental Data - 9 months ended September 30, 2003

	Reportable Segments
(amounts in thousands)
	WWMUSA	Intech	Total
External revenue	$ 4,641	$ 9	$ 4,650
Intersegment revenue	-	1,994	1,994
Interest income	12	-	12
Interest expense	14	2	16
Depreciation	10	29	39
Net profit (loss)	347	62	388 (1)
Assets
Expenditures for
Long-lived assets	44	31	75

(1) $21,000 in intercompany profit was eliminated in consolidation.

Segmental Data - 9 months ended September 30, 2002

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

REPORTING ENTITY

On September 30, 2003, Tabatha III, Inc. completed the acquisition of all of the issued and outstanding common stock of Worldwide Manufacturing USA, Inc. ("Worldwide USA") in a share exchange transaction. We issued 27,900,000 shares in the share exchange transaction for 100% of the issued and outstanding shares of Worldwide USA's common stock. As a result of the share exchange transaction, Worldwide USA became our wholly-owned subsidiary. On November 3, 2003, we changed the corporate name from Tabatha III, Inc. to Worldwide Manufacturing USA, Inc.

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

RESULTS OF OPERATIONS

Net sales for the nine months ending September 30, 2003 to September 30, 2002 increased $1,580,547, or approximately 51%. This increase was due to the sale to Grinm Semiconductor for $859,000 plus an increase in additional sales to other customers in the ordinary course of business. The sale made to Grinm Semiconductor was done in hopes of attracting more lucrative contracts from that company. Worldwide's management provided a bid price with a 10% gross profit margin in order to obtain the business. At this time, there was considerable weakness in the semiconductor industry and competition was intense with profit margins of approximately 10 to 12%. Since that time, profit margins have increased and there has been a rebound in the semiconductor industry. Gross profit increased slightly by $14,158, from $1,407,869 (46% of sales) in 2002 to $1,422,827, (31% of sales). It is not anticipated that gross profit margin will decline in the future. The Company continues to concentrate on obtaining orders that will provide a targeted 40% plus gross margin, similar to that experienced in the years ending 2002 and 2001. Gross Margins in those periods were 43% and 42% respectively.

Cost of goods sold for the nine months ended Sept 30, 2003 was 3,227,240 compared to 1,662,580 for the nine months ended September 30, 2002. This increase of $1,564,660 was the result of higher sales along with the sale to Grinm Semiconductor as described above where only a ten percent gross profit margin was realized.

Net profit for the nine months ending September 30, 2003 was $388,416 compared to $373.757 for the nine months ended September 30, 2002. The increase of $14,659 or 4% was due to higher sales in the nine months ending September 30, 2003. General and administrative expenses for the nine months ending September 30, 2003 was $1,030,161 versus $1,021,881 for the nine months ending September 30, 2002 The increase of $8,280 was due to increased personnel costs and expenses associated with the Company becoming a public company. Upon consummation of the stock transfer and exchange with Tabatha III, effective September 30, 2003, the election by Worldwide Manufacturing USA, Inc. to be taxed at the shareholder level was terminated. The termination of the Company's selection will affect profitability and result in increased liabilities in future periods as compared with historical financial statements since federal and state income income will become a corporate expense. There will be a lesser impact on net equity in future periods since the historical financial statements include dividend distributions taken by the Company's shareholders to offset income taxes attributable to corporated earnings taxed on their personal returns.

LIQUIDITY

If a significant increase in demand for the Company's products should arise, the Company has established a $250,000 line of credit with Citibank on February 22, 2002 to be available for working capital needs. Under the terms of the revolving line of credit with Citibank Worldwide may borrow to $250,000 at 1.5% above the bank's prime interest rate through March 5, 2004. (5.5% at September 30, 2003.) There is an annual fee of $1,250. The funds from this borrowing may be used for any purpose. The revolving line of credit is secured by all assets of Worldwide Manufacturing USA, Inc. and guaranteed by its officers. At September 30, 2003, $211,315 was available on this line of credit at an interest rate of 5.5%.

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

PLAN OF OPERATION

The Company is currently increasing its Marketing Distribution Channels through contacts with local manufacturing representatives. Only preliminary discussions have taken place with several factories; however no agreements, commitments or further discussions have taken place.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

On June 15, 2003, there two issuances of stock for services in the amount of 799,500 shares at $0.005, or $3862.50, to Diane Thelen and John Ballard then officers and directors of Tabatha III. The shares were issued under the terms of consulting agreements dated June 1, 2003, pursuant to which Tabatha III engaged John Ballard and Diane Thelen as consultants to assist in the structuring and negotiations for a target company suitable to be merged into Tabatha III. The value of these services was $3,862.50.

It was also agreed in the consulting agreements that each consultant would be required to pay their own traveling expenses; however, when the Share Exchange Agreement was executed, these consulting agreements were mutually cancelled by Tabatha III, John Ballard and Diane Thelen. Pursuant to the Share Exchange Agreement dated September 30, 2003, Tabatha III issued 27,900,000 shares of its common stock to Jimmy and Mindy Wang in exchange for 100% or 10,000 shares of the outstanding shares of Worldwide. This issuance of 27,900,000 shares represented 93% of Tabatha III's outstanding shares.

Under the terms of the Share Exchange Agreement, Tabatha III was to have outstanding 2,100,000 shares, or 7% of the outstanding shares post acquisition. Since prior to the Share Exchange Agreement Tabatha III had 10,735,000 shares outstanding, certain control persons, officers and directors of Tabatha III who included John Ballard, Diane Thelen and Robert Smith voluntarily surrendered 8,635,000 shares as of September 30, 2003. As part of this surrender of common stock, John Ballard and Diane Thelen agreed to cancel the 799,500 shares issuable under the June 1, 2003 consulting agreements. The services provided by John Ballard and Diane Thelen to Tabatha III were donated to the company. Additionally John Ballard paid all travel expenses from his personal resources, as well as a $3,000 for legal services to a non-affiliated law firm for the review of the Share Exchange Agreement. The directors, officers and control persons of Tabatha III cancelled their shares without any additional consideration being paid to them in order to avoid effecting a reverse stock split and reducing the shares held by non-control shareholders of Tabatha III for the best interests of such shareholders.

On December 4, 2000, Kip Pedrie, then a director of Tabatha III, was issued warrants to purchase 2,660,000 shares of common stock at $.05 per share. On March 23, 2003 Kip Pedrie resigned from the Board of Directors of Tabatha III due to increase job and family responsibilities. He voluntarily cancelled these warrants since he could not fulfill his duties to Tabatha III.

The above shares and warrants were issued in reliance on the exemption from registration provided by Section 4(2) of the 1933 Securities Act as not involving any public offer or sale. No underwriter was involved, and there was no public solicitation. In addition, Mr. and Ms. Wang are accredited investors and the issuance of shares to them as well as to Diane Thelen and Kip Pedrie (both then directors and also therefore accredited investors) are exempt under Section 4(6) of the Securities Act.

Purchasers signed a subscription agreement acknowledging they were purchasing shares for their own account, and acknowledging that the securities were not registered under the Securities Act of 1933 and cannot be sold unless they are registered or unless an exemption is available. In addition, a restrictive legend was placed on all share certificates representing the shares.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

         (a)        Exhibits

        10.5         Revolving Credit Agreement with Citibank F.S.B. dated March 5, 2002. Incorporated by reference to such exhibit as filed with amendment number 1 to the registration statement on form SB-2, file number 333-1105634.

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

WORLDWIDE MANUFACTURING USA, INC.

By: /s/ John D. Ballard
Chief Financial Officer and Principal Accounting Officer

Date: February 11, 2004