Form 10KSB/A
period 2003-06-30
WORLDWIDE MANUFACTURING USA INC
filed 2004-03-16
CIK 1111816

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


2. Stockholders' Equity
As of June 30, 2003, 100,000,000 shares of the Company's no par value common stock had been authorized, of which 10,762,000 were issued and outstanding.

The Company is authorized to issue up to 10,000,000 shares of preferred stock, in series, as determined by the Board of Directors. As of June 30, 2003, no preferred shares have been designated or issued.

Warrants to purchase 2,660,000 shares of common stock at .005 per share were issued on December 4, 2000. The warrants were issued for services valued at $13,300. On March 23, 2003, the warrants were voluntarily surrendered by Kip Pedrie, previously a director of Tabatha III, Inc. Mr. Pedrie resigned due to increased job and family responsibilities.

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

                               Number of Shares      Percent of
Name and Address               Owned Beneficially    Class Owned
----------------               ------------------    -----------
Robert L. Smith (1)
P.O. Box 1554
Idaho Springs, Co 80452         3,000,000               27.8%


Kip Pedrie
5873 S. Kenton Way
Englewood, CO 80111-3950          297,000                2.8%


Diane Thelen (1)
1926 S. Oswego Way
Aurora, CO 80014                 3,125,000               29.0%


John Ballard (1)
6754 W. Hinsdale Place
Littleton, CO 80128              3,674,500               34.1%


All directors and executive
officers (3 persons)             9,799,500               91.0%


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

Date: March 16, 2004