Form 10QSB/A
period 2003-09-30
WORLDWIDE MANUFACTURING USA INC
filed 2004-03-16
CIK 1111816

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

Worldwide Manufacturing USA Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOW
For the nine months ended September 30, 2003 and 2002
(Unaudited)

	2003	2002

Cash Flows From Operating Activities
Net income	$ 388,416	$ 373,757
Adjustments to reconcile net income to net
cash provided (used) by operating activities
Depreciation	39,515	23,721
(Increase) decrease in accounts receivable	(775,166)	(95,986)
(Increase) decrease in notes receivable	61,590	18,406
(Increase) decrease in installment debt	7,145	-
(Increase) decrease in prepaid assets	(8,558)	(26,462)
(Increase) decrease in inventories	(121,156)	(78,813)
Increase (decrease) in accounts payable	579,509	(229,589)
Increase (decrease) in other accrued liabilities	3,942	(138,012)

Net Cash Provided (Used) by Operating Activities	175,237	(152,978)

Cash Flows From Investing Activities
Purchases of fixed assets	(75,242)	(34,241)

Net Cash Provided (Used) by Investing Activities	(75,242)	(34,241)

Cash Flows From Financing Activities
Proceeds from long-term debt	26,187	-
Line of credit	-	(35,566)
Repayment of short-term debt	(65,088)	0
Shareholders distributions	(233,461)	(82,808)

Net Cash Provided (Used) by Financing Activities	(272,362)	19,126

NET INCREASE (DECREASE) IN CASH	(172,367)	(168,093)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	215,332	378,226

CASH AND CASH EQUIVALENTS END OF PERIOD	$ 42,965	$ 210,133

Supplemental Disclosures
Cash Paid During the Year for:
Interest	$ 15,961	$ 15,411

The accompanying notes are an integral part of the financial statements.

Worldwide Manufacturing USA, Inc. and Subsidiaries

NOTES TO FINANCIAL STATEMENTS
September 30, 2003
(unaudited)

1. Management's Representation of Interim Financial Information

The accompanying financial statements have been prepared by Worldwide Manufacturing USA, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2002 as filed in the Company's 8-K filed with the Commission on October 14, 2003. There have been no material subsequent events in the period.

2. Share Exchange Transaction

On September 30, 2003, the Company, formerly known as Tabatha III, Inc., acquired all of the issued and outstanding common stock of Worldwide Manufacturing USA, Inc. ("Worldwide USA"), a privately held operating company, in a share exchange transaction. The Company issued 27,900,000 shares in the share exchange transaction for 100% or 10,000 of the issued and outstanding shares of Worldwide USA's common stock. Immediately prior to the acquisition, 10,762,000 shares of stock had been outstanding, and as part of the acquisition arrangement, John Ballard, Robert Smith, and Diane Thelen, shareholders in Tabatha III, Inc., agreed to surrender for cancellation a total of 8,662,000 common shares held by them. As a result of the share exchange transaction, Worldwide USA became a wholly-owned subsidiary of the Company. The parent company, Tabatha III, Inc., changed its name to Worldwide Manufacturing USA, Inc. in November 2003.

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

REPORTING ENTITY

On September 30, 2003, Tabatha III, Inc. completed the acquisition of all of the issued and outstanding common stock of Worldwide Manufacturing USA, Inc. ("Worldwide USA") in a share exchange transaction. Worldwide issued 27,900,000 shares in the share exchange transaction for 100% of the issued and outstanding shares of Worldwide USA's common stock. Immediately prior to the acquisition, 10,762,000 shares of stock had been outstanding, and as part of the acquisition arrangement, John Ballard, Robert Smith, and Diane Thelen, shareholders in Tabatha III, Inc., agreed to surrender for cancellation a total of 8,662,000 common shares held by them. As a result of the share exchange transaction, Worldwide USA became our wholly-owned subsidiary. On November 3, 2003, we changed the corporate name from Tabatha III, Inc. to Worldwide Manufacturing USA, Inc.

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

RESULTS OF OPERATIONS

Net sales for the nine months ending September 30, 2003 was $4,650,067, compared to net sales of $3,069,520 at September 30, 2003, which reflects an increase of $1,580,547, or approximately 51%. This increase was due to the sale to Grinm Semiconductor for $859,000 plus an increase in additional sales to other customers in the ordinary course of business. The sale made to Grinm Semiconductor was done in hopes of attracting more lucrative contracts from that company. Worldwide's management provided a bid price with a 10% gross profit margin in order to obtain the business. At this time, there was considerable weakness in the semiconductor industry and competition was intense with profit margins of approximately 10 to 12%. Since that time, profit margins have increased and there has been a rebound in the semiconductor industry. Gross profit increased slightly by $14,158, from $1,407,869 (46% of sales) in September 2002 to $1,422,827 in September 2003 (31% of sales). It is not anticipated that gross profit margin will decline in the future. The Company continues to concentrate on obtaining orders that will provide a targeted 40% plus gross margin, similar to that experienced in the years ending 2002 and 2001. Gross Margins in those periods were 43% and 42% respectively.

Cost of goods sold for the nine months ended Sept 30, 2003 was $3,227,240 compared to $1,662,580 for the nine months ended September 30, 2002. This increase of $1,564,660 was the result of higher sales along with the sale to Grinm Semiconductor as described above where only a ten percent gross profit margin was realized.

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

By: /s/ Jimmy Wang
Principal Executive Officer

By: /s/ John D. Ballard
Chief Financial Officer and Principal Accounting Officer

Date: March 16, 2004