Form 10KSB
period 2003-12-31
WORLDWIDE MANUFACTURING USA INC
filed 2004-03-30
CIK 1111816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from         to

WORLDWIDE MANUFACTURING USA, INC.
(Exact name of small business issuer in its charter)

Colorado	0-31761	84-536519
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(I.R.S. Employer Identification No.)

1142 Cherry Street, San Bruno, California	94066
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (650) 794-9888

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES  X   NO____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State issuer's revenues for its most recent fiscal year: $5,999,630

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 2004 was not determinable since the Common Stock had never traded as of that date.

The number of shares outstanding of the issuer's classes of Common Stock as of March 25, 2004:

Common Stock, no par value - 30,000,000 Shares

Transitional Small Business Disclosure Format YES       NO   X

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

Item 1.        DESCRIPTION OF BUSINESS

When used in this Form 10-KSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. Worldwide expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-KSB.

Risk Factors

THE SHARES OF WORLDWIDE ARE SPECULATIVE AND INVOLVE A HIGH DEGREE OF RISK INCLUDING THE COMPREHENSIVE DISCUSSION OF MATERIAL RISK FACTORS DESCRIBED BELOW. EACH PROSPECTIVE INVESTOR SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS INHERENT IN AND AFFECTING THE BUSINESS OF THE COMPANY BEFORE MAKING AN INVESTMENT DECISION.

1.         Resale of our securities may be difficult because there is no current market for our securities and it is possible that no market will develop.

There is no current public market for our securities, and no assurance that such a public market will develop in the future. Even in the event that such a public market does develop, there is no assurance that it will be maintained or that it will be sufficiently active or liquid to allow shareholders to easily dispose of their shares.

2.         Because we work under short term contracts, it is very difficult to forecast our operational and cash needs.

Contract manufacturing service providers must provide increasingly rapid product turnaround for their customers. We generally do not obtain firm long-term purchase commitments from our customers. Customers may cancel their orders, change production quantities, or delay production because of consumer demand or technological changes; however, we are often obligated to expend significant amounts for retooling or other start-up costs of manufacturing. Any costs due to cancellations, reductions, customer returns and/or delays by a significant customer or by a group of customers might not be recoverable. The loss could be greater than our projected profit on the contract, resulting in a net loss for the contract. The short-term nature of our customers' commitments and the possibility of rapid changes in demand for their products reduces our ability to estimate accurately future customer requirements. On occasion, customers may require rapid increases in production, which can stress our resources and reduce margins. Although we have several manufacturing facilities in China that we do business with, there can be no assurances we will have sufficient capacity at any given time to meet our customers demands. We could lose orders or fail to complete orders in a timely manner. In addition because many of our costs and operating expenses are relatively fixed, any reduction in customer demand can adversely affect our gross margins and operating income.

3.         A few customers and contract manufacturers account for a large percentage of our business. Therefore, the loss of any one customer or contract manufacturers could reduce our sales significantly or impede our ability to comply with our manufacturing contracts, respectively.

Historically, our four largest customers, Joslyn Sunbank, Joslyn Manufacturing, Radio Waves Corp and Teleflex Electrical, accounted for approximately 51% of consolidated net sales in the year ending 2003 compared to approximately 40% in the year ending 2002. Our two largest contract manufacturers, Shanghai Xinli Trading Co., Ltd., and Ningbo Hengda Metal Products Co., Ltd., accounted for 12% of manufacturing production in the year ending 2003 and 54% in year ending 2002, respectively. The loss of any one customer could significantly reduce our sales. The loss of one contract manufacturer could cause delays in our performance of contracts or reduce our gross margin if the substitute manufacturer could not deliver on time or at the same contract price.

4.         Taxing authorities could modify our tax exemptions or challenge our tax allocations and require us to pay more taxes.

Our operations are predominantly located in China, where tax incentives have been extended to encourage foreign investment. Our effective tax rate could increase if these tax incentives are not renewed upon expiration or tax rates applicable to us are increased. Substantially all of the customers' products manufactured by factories we employ in China are sold to customers based in United States. Tax authorities in jurisdictions in United States could challenge the manner in which profits are allocated between US and Chinese subsidiaries, and if we do not prevail in any such challenge we will be required to pay more taxes.

5.         Unforeseen changes in suppliers can result in losses of tooling deposits and other pre-production costs.

In most cases the tool, die, or mold from which a part is made is owned by the supplier, and is designed for the specific customer. We require our customers to provide a non-refundable down payment to cover tooling costs, including pre-production machine set-up costs. In the event that a supplier is unable to fulfill its production agreements with us, management believes that other suppliers can be found. However, a change in suppliers would cause a delay in the production process and could result in loss of tooling deposits and other supplier advances, causing Worldwide to not comply with the timely delivery requirements of our contract with our customer, and loss of tooling deposits will reduce our gross margin on the contract.

6.         Doing business in China is subject to legal risks and political and economic changes over which we have no control.

Under its current leadership, the Chinese government has been pursuing economic reform policies. Changes in these policies or political instability could affect our ability to operate, to repatriate funds from China, or increase our costs of doing business or our tax rate. Even though the United States has granted most favored nation status to China, this could be revoked or retaliatory tariffs could make the import of our products prohibitively expensive. The Chinese government could change its policies toward private enterprise or even nationalize or expropriate private enterprises, which could result in the total loss of our investment in that country.

We periodically enter into agreements governed by Chinese law. Unlike the United States, China has a civil law system based on written statutes in which judicial decisions have little precedential value. The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, the government's experience in implementing, interpreting and enforcing these recently enacted laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is uncertain. Furthermore, enforcement of the laws and regulations may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. These uncertainties mean that we cannot rely on legal protections to ensure that suppliers honor their contracts with us. If we suffer a loss because of breach of contract by a Chinese supplier, we might not be able to recover the loss.

7.         Currency fluctuations can cause us significant losses.

Some of our costs such as payroll, material and equipment costs are denominated in Chinese Renminbi. Changes in the exchange rate between the Renmimbi and the U.S. dollar will affect our costs of sales and operating margins. Presently, China's currency is not freely convertible and thus fluctuations in the value of this currency have not had a significant impact on operations. Some interests in the United States and other nations believe that a revaluation of the Renmimbi is overdue, and any revaluation would increase our manufacturing costs relative to the rest of the world and reduce our sales.

Worldwide was incorporated under the laws of the State of Colorado on March 17, 2000, under the name of Tabatha III, Inc. We changed our name to Worldwide Manufacturing USA, Inc. on November 3, 2003. We were formed as a "blind pool" or "blank check" company whose business plan was to seek to acquire a business opportunity through completion of a merger, exchange of stock, or other similar type of transaction. In furtherance of our business plan, we voluntarily elected to become subject to the periodic reporting obligations of the Securities Exchange Act of 1934 by filing a registration statement on Form 10SB.

Prior to our identification of Worldwide Manufacturing USA, Inc., a privately-held California corporation, ("Worldwide USA") as an acquisition target, our only business activities were the organizational activities described above, including registration under the Securities Exchange Act of 1934, and efforts to locate a suitable business opportunity for acquisition.

On September 30, 2003, we acquired all of the issued and outstanding common stock of Worldwide USA in a share exchange transaction. We issued 27,900,000 shares in the share exchange transaction for 100% or 10,000 of the issued and outstanding shares of Worldwide USA's common stock. As a result of the share exchange transaction, Worldwide USA became our wholly-owned subsidiary.

The former stockholders of Worldwide USA acquired 93% of our issued and outstanding common stock as a result of completion of the share exchange transaction. Therefore, although Worldwide USA became our wholly-owned subsidiary, the transaction was accounted for as a recapitalization of Worldwide USA, whereby Worldwide USA is deemed to be the accounting acquirer and is deemed to have adopted our capital structure. No finder's fee was laid to any person in connection with the transaction.

All operating activities are carried out through Worldwide USA as our wholly-owned subsidiary, and Worldwide USA's wholly-owned subsidiary, Shanghai Intech Electro-Mechanical Products Co., Ltd. ("Intech"). Intech was incorporated as a United States subsidiary doing business in China, registered in the city of Shanghai, China in 1997. Worldwide is an engineering firm specializing in manufacturing, and Worldwide contracts with factories in China to produce its varied goods. Intech employs (30) thirty engineers in Shanghai. As an engineering firm, Intech provides technical advisory, design, delivery material procurement and manufacturing quality control services to companies in the United States seeking to manufacture or purchase components from the manufacture or purchase components from manufacturers in China. Worldwide does not have operations throughout the world, but only in the state of California and the Peoples Republic of China.

General

Incorporated in California in 1996, Worldwide Manufacturing USA, Inc. is an engineering firm specializing in manufacturing and contract manufacturing. Its products are manufactured in factories in China. A contract manufacturer locates factories capable of producing customer parts according to desired specifications and quality standards imposed by the customer. The contract manufacturer hires subcontractors (factories) that provide the plant, equipment, manufacturing working capital and factory labor. Worldwide provides sales, management, production control and technical support. Worldwide's goal is to timely deliver high quality components at manufacturing costs that are at least fifty percent (50%) less than what Worldwide's customers would pay for similar parts in the United States. As a contract manufacturer, Worldwide does not manufacture customer parts, but subcontracts to factories that produces these parts. Worldwide's role is to ensure that the parts meet specifications and quality standards imposed by our customers. Worldwide does not have operations throughout the world, but only in the state of California and the Peoples Republic of China. Worldwide's website address is www.wwmusa.com.

Worldwide provides its services to several companies in the United States, primarily in the aerospace, automotive, and electronics industries. Although Worldwide initially focused on manufacturing components for the high tech industry, Worldwide's CEO, Jimmy Wang, realizes that through Worldwide's business model, the company has the ability to arrange for the manufacture of products, parts, and components for a broad number of industries. Worldwide currently arranges for the manufacture of components and products for a wide variety of customers.

Worldwide sells to its customers under purchase orders which it receives from time to time. We do not have long term contracts with any customers. As a result, it is difficult to forecast revenues, and planning for future operations is also difficult. Because many of our costs and operating expenses are fixed, any unforeseen reduction in purchase orders can affect our gross margin and operating income.

In order to ensure a consistently high-quality product, it is imperative for a company in the contract manufacturing business to have a local quality control team. The team's responsibility is to institute quality control procedures that ensure the quality of products from start to finish.

Through Worldwide's wholly-owned subsidiary in Shanghai, Intech Electro-Mechanical Products Co., Ltd. (hereinafter, "Intech"), Worldwide employs thirty (30) staff engineers. As an engineering firm, Intech provides technical advice, design, delivery, material procurement, and manufacturing quality control services to companies in the United States seeking to manufacture or purchase components from manufacturers in China. The quality control procedures used by Intech and Worldwide are described below from start to finish:

After receiving a request for parts from a customer, one of Intech's material engineers will first study the material and then contact the customer's engineer to get an idea of the application of that part in order to decide if the material can be purchased from a Chinese material supplier opposed to United States suppliers, which are more expensive. If permission is given, that engineer will provide the customer's engineer with all the chemical and physical data of the Chinese material, which is closest in features to that of the material called for by the drawing for approval. After the material issue is resolved, one of our electronics or mechanical or fiber optic engineers will study the drawing and contact the customer's engineers to get an idea of the application for that part in order to propose some kind of engineering changes for the purpose of low cost production. Our price proposal will not be made until all the technical questions are answered. In many cases, our first proposal includes two alternative prices and deliveries from which a customer may choose. These price schedules include an "A," and "B," with a "C" pricing as a variation of the "A" and "B" price schedule. Price A is 100% based on the request for proposal with no modifications. Usually the price is higher and delivery time is longer. American materials costs, plus internal shipping costs are usually much higher than the cost of Chinese material and also takes a longer time for the Chinese factory to receive it. Generally, price A does not offer enough incentives for a customer to produce these parts using offshore manufacturing.

Price B is based on the proposal with our suggested engineering and material changes. Price B is lower in price and the lead time is shorter. Price B is the price using materials from suppliers in China which are cheaper than United States' suppliers for the same material, as well as Worldwide's engineers in the design process. Price C is the final price and it is a compromise by the customer regarding its quality of materials used, whether the supplier is located (China or United States) and the engineering design, whether it is designed by our engineers where the cost is less, or by an outside engineering firm.

In most cases, the customer accepts our partial suggestions for engineering and material changes; therefore, we re-quote with a "C" price and delivery proposal which falls between the "A" and "B" price structures.

If we are successful with obtaining that order, our engineer writes the production and inspection procedures with all the considerations based on the information from the initial contacts with the customer's engineers. Shanghai Intech Electro-Mechanical Products Co., Ltd., the subsidiary of Worldwide Manufacturing, will compel the manufacturer to follow the procedures through a three-stage on-site inspection process and two incentive programs, both of which are described below. The purposes of the following inspection procedures are to ensure that the customer receives quality parts. There is no extra charge to the customer for having these quality control procedures. Worldwide institutes these procedures on behalf of our customers and in order to better compete with other contract manufacturers. By providing high quality parts, it allows Worldwide to attract and retain contract manufacturing orders from our customers. As a contract manufacturer, Worldwide does not manufacture customer parts, but subcontracts to factories that produce these parts. Worldwide's role is to ensure that the parts meet specifications and quality standards imposed by our customer.

Our customer agrees to pay a certain price per unit manufactured and delivered in accordance with the purchase order. Worldwide's per-unit price from the subcontractor is lower, and the difference represents our gross margin. Since we do not separately charge the customer for our engineering advice, we only are paid in connection with orders placed by the customer.

Material Audit (Inspection One)

Inspection one usually occurs during the first week after an order is issued to a factory. Intech's material engineer goes to that factory and conducts an on-site inspection. Other than a visual inspection, he/she will check both chemical and physical data on the material certificate. If that material comes from a reliable supplier, such as Dupont, GE, Corning, etc., he/she just takes the certificate and accepts it as if it were our certificate. Otherwise, our material engineer will re-inspect the material to make sure the chemical, physical and tensile strength data are in conformity with the specifications. Only with the signature of our material engineer, may the material be released to the production line for manufacturing.

In-Process Inspection (Inspection Two)

The second inspection happens usually during the second or third week after an order is issued to a factory. Without notifying the factory, our process engineer walks directly into the production line to make sure the factory is following our procedures. He/she measures and inspects the parts to ensure that the procedures and quality instructions are being followed. If any problem is found, our engineer has the power to stop the production and assist the factory in solving the procedural or quality issue to a complete resolution. Only with the signature of our onsite process engineer may the factory operator continue with the production.

In-process inspection also serves the purpose of delivery control. If a process engineer finds a serious problem, which may delay the completion of an order on time, he/she will immediately notify Worldwide's California office for emergency actions. After contacting the customer, the California office usually gives one of the following instructions to our Shanghai office:

-        the customer accepts the postponed date from the factory;

-         the customer allows a few dates in the production cycle to be delayed, but does not accept our proposed delivery date. In this case, our Shanghai office either requests the factory to work overtime to finish the order on time, or switches from ocean shipping to air shipping or from air shipping to UPS express at our cost.

-        the customer does not approve a delay. In this case, we will require the factory to run production at full capacity regardless of the cost and change the shipping method from ocean to air or from air to UPS to meet the schedule. If all the efforts are exhausted and we still cannot finish that order, we will ship a partial order on time and make up the difference in the shortest time frame possible.

Final Inspection (Inspection Three)

When the Shanghai office is informed by a factory that production and inspections are completed, our inspection engineer goes to that factory with quality inspection tools. If a factory does not have the required equipment for an inspection, our inspector will open the boxes in the factory to take a random sample and return to Shanghai with selected samples to our own facility for inspection. The following is a typical inspection method for lots from 3,000 to 10,000 pieces.

We take 200 samples from evenly scattered boxes, and if the inspector finds one piece defective, he will sample another 200 pieces. The lot will be rejected if a defective piece is found in the second sampling. The average rate of rejection due to defects for both a first and second sampling is five percent. Worldwide's quality control experience has helped us establish the following incentive programs to motivate the factories to obtain our quality and time requirements.

Three Percent Incentive or Penalty Agreement with Manufacturers (Incentive Program One)

To encourage a factory to effectively control quality on their own, we signed an agreement with most of the factories producing our parts for either receiving 103% or 97% of the originally determined payment amount from Worldwide's Shanghai office. If a lot costs $100,000 for Worldwide to buy and that lot is rejected with proof by our inspector during the first inspection, the payment will be reduced by 3%. The factory is going to receive a payment of $97,000.00 from Worldwide even if that lot is finally accepted after it has been re-worked. Otherwise, if the first inspection is passed, the payment to the factory is $103,000.00 instead of $100,000.00. So the difference is 3% ($3,000.00), which is considered by Chinese factories as a large enough incentive to provide the necessary quality control.

Incentive Rewarding Program With Worldwide Inspectors (Incentive Program Two)

The base salaries of our inspectors are very low compared to the base salaries of inspectors in the United States. About 70% of our inspectors' income is derived from incentive programs. If the lot is rejected by Worldwide's inspector during the first inspection, the inspecting engineer will get one-third of the $3,000.00, or $1,000.00. Even if the inspection he/she conducts is passed during the first inspection, he/she will get a half of a percent of the value of that shipment, as long as the shipment is eventually accepted by the customer.

Our practice has proven the above quality control procedures to be very effective. This has allowed our rejection rates for the last few years to be less than two percent

Other than rigid quality controls and incentive programs, another important factor in attracting customers from the United States is the Kanban program. The Kanban program is an inventory system that stocks at least one month's supply of inventory needed to manufacture ordered parts. Thus, if Worldwide receives a contract with a scheduled six months or more of deliveries, we will stock at least one month's inventory in the California warehouse or a warehouse that is close to the customer's facility so a twenty-four hour delivery turn around may be accomplished. This process of stocking at least one month's worth of inventory is maintained until the entire contract is completed. We have won many new customers as a result of the Kanban inventory program. Using Kanban inventory controls at our California warehouse, and in some cases, at the warehouses located close to the customers' facilities, allows us to help customers meet challenges with working capital returns, and the need to have supply products necessary to complete manufacturing of those parts in a shorter period of time.

Worldwide manages the entire production of its customers' products or components. Worldwide's engineers maintain the highest levels of quality by supervising all aspects of the manufacturing process. Worldwide's engineers write the production and inspection procedures, obtain the materials, audit and perform all of the in-progress and final inspections.

To fulfill customers' orders, Worldwide engages subcontractors located around the Shanghai area of China. Worldwide receives a fifty percent (50%) down payment from its customers for tooling necessary to produce the desired parts. This money for tooling is paid to the factory in China selected to produce the customer's order. Once the order for the customer is produced and accepted by the customer, the customer is billed for the rest of the tooling as well as for the parts. The customer has sixty (60) days to mail the full payment to Worldwide. All of Worldwide's active subcontractors have received the International Standard Organization-9000 certification. ISO-9000 certifications are certificates issued by the International Manufacturing Board that rates the quality of manufacturers on the basis of that factory producing consistent quality parts. These certifications are issued to each factory after its management receives the prerequisite training.

The unique business relationships between Worldwide and its subcontractors allow Worldwide to offer its customers' lower manufacturing costs, and at the same time maintain high standards of quality and meet delivery schedules.

Worldwide's success stems from the following factors:

Worldwide has a wide range of manufacturing capability as a result of

-         being able to handle almost everything in the hardware category of the hi-tech industry;

-        providing engineering services, and

-         the ability to coordinate and plan for complete turnkey assemblies.

Worldwide's quality control is highly effective as a result of:

-        setting inspection criterion for manufacturers;

-        conducting material auditing, in process inspection, and the final inspection;

-        signing three percent incentive and penalty agreements with manufacturers, and

-        providing incentive-reward packages to Worldwide's quality control employees.

Worldwide's quick turn-around time compared with other offshore suppliers is ensured by:

-        committing 60-75 days for completing difficult tooling and two-to-six weeks for easy tooling;

-        committing 30-60 days for first delivery, and seven days for the deliveries afterwards;

-        inspectors tracking production progress, and

-        signing three percent incentive and penalty agreements with manufacturers

Worldwide's pricing is competitive.

Worldwide offers:

-        significant flexibility towards customers' needs;

-        it hires local people to inspect the quality of the parts;

-        it arranges Kanban inventory for 24-hour delivery;

-        it responds quickly to customer questions and concerns.

Additionally, Worldwide has a customer reception office at its Shanghai subsidiary which makes arrangements for its customers' airline tickets and hotels at a discounted rate, along with providing local transportation and language interpretation.

Worldwide is able to provide its customers with the considerable cost advantages while eliminating the disadvantages of quality and delivery issues frequently experienced by companies which have direct contracts with manufacturers in China.

Since Worldwide primarily employs engineers and engages a broad variety of subcontractors, Worldwide is able to manufacture parts for a broad range of industries. As demand for manufacturing slows for a particular product, industry or sector, Worldwide is able to remain flexible as a result of its being in a position to pursue opportunities to manufacture other products. Even as the United States' economy slowed down, from 2001 to 2002, Worldwide realized over 20% growth in net sales. Net sales in 2001 were $3,551,656 compared to $4,434,213 in 2002. Net profit improved from $161,930 in 2001 to $425,542 in 2002, representing a 38% increase in profits.

There are no special governmental regulations or governmental approvals with respect to our business.

Suppliers and Customers

Worldwide's largest suppliers are Shanghai Xinli Trading Company Ltd. and Ningbo Hengda Metal Products Co. Ltd. accounted for $360,189 or 8.9% and $157,385 or 3% respectively of the total materials purchased by Worldwide for the period ending December 31, 2003. In the year ending December 31, 2002 these material purchases accounted for 50% or 1,382,504 or 54% of our manufacturing supplies. As of December 31, 2001 these suppliers accounted for 69% or 1,413,636 of the materials purchased by Worldwide. The customers listed below represented approximately 39% of Worldwide's revenues both in 2002 and the year ending December 31, 2003 Worldwide Manufacturing has no agreements with any of these suppliers."

Name of Customer	Amount of Sales 2003	% of Sales	Amount of Sales 2002	% of Sales
Joslyn Manufacturing Co., LLC	$1,081,354	18.0	$753,816	17.1
Joslyn Sunbank, Inc.	$580,703	14.3	$339,079	9.2
Radio Waves Corp. (Smith Industry)	$442,365	10.9	$310,394	7.1
Teleflex Electrical, Inc	$341,552	8.4	$266,052	6.3

Competition

Worldwide strives to ensure quality and provide low cost to customers so that it can remain competitive. The contract manufacturing service industry remains as a strongly competitive industry. There are hundreds of companies, many larger than Worldwide, that have substantially greater manufacturing, financial, research and development, engineering and marketing resources. Worldwide Manufacturing is a small competitor in this multi billion dollar industry. If overall demand for contract manufacturing services should decrease, this could result in substantial pricing pressure which would negatively affect revenue and net profit for Worldwide.

Employees

Worldwide currently employs fifty six employees, including 30 staff engineers and 13 administrative personnel at Worldwide's wholly owned subsidiary Intech in Shanghai, China. The remaining 13 employees work at the California office in San Bruno. Five of these employees are in sales with the remaining eight employees working in support and administrative roles. All employees are full time.

Item 2.         DESCRIPTION OF PROPERTY

On May 1, 2003, Worldwide entered into a 60 month lease for 6825 square feet of office/ warehouse space located at 1142 Cherry Avenue in San Bruno, California. The rent per month is $6893.25 with rent increasing three percent each year with the last year's rent of the lease being $7758.41. The Company has office/ warehouse space located in Shanghai, China. On June 1, 2001, Shanghai Intech Electro-Mechanical entered into a lease for $2,690 per month for approximately 1,800 square feet of rentable space. The term of this lease expires May 31, 2004

Item 3.         LEGAL PROCEEDINGS

Not Applicable.

Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)         Market Information

There is no trading market for our shares. Our stock is not yet quoted on the OTC Bulletin Board or on any other public market and we have not applied for listing or quotation on any public market.

(b)         Holders

As of December 31, 2003, there were approximately 27 record holders of Company common stock.

(c)         Dividends

The Company has not paid any dividends on its common stock. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(d)         Equity Compensation Plans

Worldwide has no equity compensation plans at this time.

Item 6.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Certain statements in this report which are not statements of historical fact are what are known as "forward-looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "hopes," "seeks," "anticipates," "expects, "and the like, often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to our present and future operations, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. In evaluating these forward-looking statements, you should consider various factors, including those described in this report under the heading "Risk Factors" in Part I, Item 1, "Business." These and other factors may cause our actual results to differ materially from any forward- looking statement. We caution you not to place undue reliance on these forward-looking statements. Although we base these forward-looking statements on our expectations, assumptions, and projections about future events, actual events and results may differ materially, and our expectations, assumptions, and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

Management's Discussion for December 31, 2003

Financial Condition. As of December 31, 2003, the current assets of Worldwide were $1,735,710 compared to current assets in year ending December 31, 2002 of $1,038,475. This represents an increase of $697,235 or approximately 67%. The increase in current assets was the result of increases in accounts receivable of $497,096 due to an increase in customer orders. Inventory was $377,522 in 2003 compared to $112,898 in year ending 2002. The increase in inventory of $264,624 from year-end 2003 as compared to 2002 was the result of management's decision to begin to carry surplus inventory to create a faster turnaround for customer orders. The Company also has a deferred tax asset of $46,600 for 2003 which results from federal net operating tax loss carryforwards available to the Company on a consolidated basis in 2004. Current liabilities at December 31, 2003 totaled $1,751,211 compared with $963,114 at December 31, 2002. This represents an increase of $788,097 or 82% increase in current liabilities due primarily to increase reflecting fluctuations in trade accounts payable and short-term borrowing. Total assets were $2,562,792 at December 31, 2003 as compared with $1,443,162 on December 31, 2002. This increase of $1,119,630 or 78% was the result of the acquisition of fixed assets of Intech in Shanghai, China of Approximately $400,000 in the first quarter of 2003 and the increase in current assets as described above.

Results of Operations. Net sales for the year ending December 31, 2003 were $5,999,630 compared to $4,434,213 in December 31, 2002, an increase of $1,565,417 or approximately 35%. Gross profit increased by $74,385, from $1,948,405 (32% of sales) in December 31, 2003 compared to $1,874,949 (42% of sales) for December 31, 2002. The profit margin decreased due to a single sale representing approximately 10% of the period's volume at a 10% margin as a result of price competition in the market. This sale was made to Grinm Semiconductor in the first quarter of 2003. In hopes of attracting more lucrative contracts from Grinm Semiconductors, Worldwide's management provided a bid with a 10% profit margin in order to obtain the business. At this time there was considerable weakness in the semiconductor industry and competition was intense with profit margins of approximately 10%-12%. Since that time, profit margins have increased and there has been a rebound in the semiconductor industry. It is not anticipated that gross profit margin will decline in the future. The Company continues to concentrate on obtaining orders that will provide a targeted 40% plus gross margin, similar to that experienced in the years ending 2002 and 2001. Gross margins in those periods were 43% and 42% respectively. Cost of goods sold for year ending December 31, 2003 was $4,051,225 compared to $2,560,193 on December 31, 2002. This increase of $1,491,032 or 58% was the result of higher sales along with the sale to Grinm Semiconductor as described above where only a 10% profit margin was realized. Net profit for year ending December 31, 2003 was $540,872 compared to $425,542 for December 31, 2002. The increase of $115,330 or 27% was primarily due to higher sales in 2003.

The general and administrative expenses for year ending December 31, 2003 were $1,427,628 compared to $1,440,720 for year ending December 31, 2002. The decrease of $13,092 or 1% was due to a decrease in personnel costs and expenses as a result of employee attrition.

Upon consummation of the stock transfer and exchange with Tabatha III, effective September 30, 2003, the election by Worldwide Manufacturing USA, Inc. to be taxed at the shareholder level was terminated. The termination of the Company's S-election will affect profitability and result in increased liabilities in future periods as compared with the historical financial statements, since federal and state income tax will become a corporate expense. There will be a lesser impact on net equity in future periods since the historical financial statements include dividend distributions taken by the Company's shareholders to offset income taxes attributable to corporate earnings taxed on their personal returns. For the year ended December 31, 2003, $8,100 in federal income tax is currently payable, an amount which is offset by the tax benefit attributable to operating loss carry forwards not previously recognized when the Company had S-Corporation status.

Liquidity and Capital Resources.

The following is a summary of Worldwide's cash flows from operating, investing, and financing activities during the periods indicated:

	Year ended December 31,
	2003	2002
Operating Activities	$ 260,524	$ 63,726
Investing activities	(404,211)	(45,467)
Financing activities	54,320	(181,156)
Net effect on cash	$ (89,367)	$ (162,869)

For 2003, operating cash flows were generated by Worldwide's net income and were reduced by the increased investment in inventory. In 2002 Worldwide's operating cash flows reflect net income reduced by increases in inventory and receivables, and a decrease in accrued costs during the year.

In 2003, Worldwide invested approximately $400,000 in equipment for Shanghai Intech, as compared with $45,000 purchased for general corporate use in 2002.

In 2003, Worldwide increased its borrowings on the line of credit ($90,000), loans from shareholders ($166,000) and installment debt ($31,000), and this amount was offset by distributions to shareholders ($234,000). In 2002 Worldwide increased only its line of credit ($11,000), which was offset by distributions to shareholders ($192,000).

Worldwide has available as of March 5, 2004 a $350,000 line of credit with a bank, secured by assets, through March 5, 2005 at bank prime plus 1.5%.

Item 7.        FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of
Worldwide Manufacturing USA, Inc.
San Bruno, CA

We have audited the accompanying consolidated balance sheets of Worldwide Manufacturing USA, Inc. as of December 31, 2003 and 2002, and the related statements of income and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Worldwide Manufacturing USA, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Denver, Colorado February 13, 2004
/s/ Comiskey & Company

PROFESSIONAL CORPORATION

Worldwide Manufacturing USA Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002

	2003	2002
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$ 125,965	215,332
Accounts receivable	1,174,964	677,868
Inventories	377,522	112,898
Deferred tax assets	46,600	-
Other current assets	10,659	32,377

Total Current Assets	1,735,710	1,038,475

INVESTMENTS AND LONG-TERM RECEIVABLES
Advances to suppliers	24,758	111,594
Other long-term receivables	325,745	169,565
	350,503	281,159

Total Property and Equipment	476,579	123,528

Total Assets	$ 2,562,792	$ 1,443,162

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable to shareholders	220,000	54,000
Lines of credit	147,694	57,255
Current maturities of installment debt	7,220	-
Accounts payable	1,323,623	816,008
Accrued expenses	44,574	35,851
Income taxes payable	8,100	-

Total Current Liabilities	1,751,211	963,114

Long-term debt, less current maturities	24,353	-
Deferred compensation payable	150,000	150,000

STOCKHOLDERS' EQUITY
Common stock, no par value; 100,000,000 shares authorized;
30,000,000 shares issued and outstanding	34,871	34,871
Retained earnings	602,357	295,177

Total Stockholders' Equity	637,228	330,048

Total Liabilities and Stockholders' Equity	$ 2,562,792	$ 1,443,162

The accompanying notes are an integral part of the financial statements.

Worldwide Manufacturing USA Inc. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS
For the year ended December 31, 2003 and 2002

	2003	2002

Net sales	$ 5,999,630	$ 4,434,213

Cost of goods sold	4,051,225	2,560,193

Gross profit	1,948,405	1,874,020
Other operating revenue	-	929
	1,948,405	1,874,949

Operating expenses
General & administrative	1,427,628	1,440,720
	1,427,628	1,440,720

Operating income (loss)	520,777	434,229

Financial income (expenses)
Interest income	13,372	3,868
Government grant	-	4,589
Interest expense	(31,777)	(17,144)
	(18,405)	(8,687)

Net Income before income tax	502,372	425,542

Income tax expense (benefit)	(38,500)	-

Net income	540,872	425,542

Retained Earnings
Balance, beginning of period	295,177	62,063
Less S-Corporation shareholder distributions	(233,692)	(192,428)

Balance, end of period	$ 602,357	$ 295,177

Earnings per share - basic	$ 0.02	$ 0.01

Weighted average shares outstanding (1)	30,000,000	30,000,000

(1) gives effect to reverse acquisition on September 30, 2003.

The accompanying notes are an integral part of the financial statements.

Worldwide Manufacturing USA Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOW
For the year ended December 31, 2003 and 2002

	2003	2002

Cash Flows From Operating Activities
Net income	$ 540,872	$ 425,542
Adjustments to reconcile net income to net
cash provided (used) by operating activities
Loss on disposal of assets	-	3,381
Depreciation	51,129	27,167
Deferred income taxes	(46,600)	-
(Increase) decrease in accounts receivable	(497,157)	(211,053)
(Increase) decrease in advances to suppliers	86,836	-
(Increase) decrease in prepaid assets	(134,461)	(16,112)
(Increase) decrease in inventories	(264,624)	(112,898)
Increase (decrease) in accounts payable	507,706	181,325
Increase (decrease) in other accrued liabilities	8,723	(233,623)
Increase (decrease) in income taxes payable	8,100	-

Net Cash Provided (Used) by Operating Activities	260,524	63,729

Cash Flows From Investing Activities
Purchases of fixed assets	(404,211)	(45,467)

Net Cash Provided (Used) by Investing Activities	(404,211)	(45,467)

Cash Flows From Financing Activities
Line of credit	90,439	11,272
Shareholder loans	166,000	-
Installment debt	31,573	-
Shareholders distributions	(233,692)	(192,428)

Net Cash Provided (Used) by Financing Activities	54,320	(181,156)

NET INCREASE (DECREASE) IN CASH	(89,367)	(162,869)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	215,332	378,201

CASH AND CASH EQUIVALENTS END OF PERIOD	$ 125,965	$ 215,332

Supplemental Disclosures
Cash Paid During the Year for:
Interest	$ 34,311	$ 15,453

The accompanying notes are an integral part of the financial statements.

Worldwide Manufacturing USA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

1.         Description of Business and Summary of Significant Accounting Policies

Description of Business

Worldwide Manufacturing USA, Inc., ("Worldwide", "the Company") is a manufacturing engineering firm and international contract manufacturer, using factories in China. Worldwide provides services to several companies in the U.S., primarily the aerospace, automotive, and electronics industries. Worldwide employs thirty staff engineers through its wholly owned subsidiary, Shanghai Intech Electro-Mechanical Products Co, Ltd. ("Intech"). Intech provides technical advisory, design, delivery, material procurement, and manufacturing quality control services. Worldwide uses its engineers to write the production and inspection procedures, manages the production process, and conducts quality control audits as well as in-progress and final inspections of the customers' products.

On September 30, 2003, the Company, formerly known as Tabatha III, Inc., acquired all of the issued and outstanding common stock of Worldwide Manufacturing USA, Inc. ("Worldwide USA"), a privately held operating company, in a share exchange transaction. The Company issued 27,900,000 shares in the share exchange transaction for 100% or 10,000 of the issued and outstanding shares of Worldwide USA's common stock. Immediately prior to the acquisition, 10,762,000 shares of stock had been outstanding, and as part of the acquisition arrangement, certain shareholders of Tabatha III agreed to surrender for cancellation a total of 8,662,000 common shares held by them. Total shares outstanding after the Worldwide acquisition were 30,000,000. As a result of the share exchange transaction, Worldwide USA became a wholly-owned subsidiary of the Company. The parent company, Tabatha III, Inc., changed its name to Worldwide Manufacturing USA, Inc. in November 2003. The Company issued 27,900,000 shares of common stock to acquire Worldwide.

The former stockholders of Worldwide USA acquired a majority of the issued and outstanding common stock as a result of completion of the share exchange transaction. The transaction has been accounted for as a recapitalization of Worldwide USA, whereby Worldwide USA is the accounting acquirer. The accompanying financial statements reflect the financial position and operating results of Worldwide USA for all periods presented.

Principles of Consolidation

The accompanying financial statements include Worldwide Manufacturing USA, Inc., a Colorado Corporation (formerly Tabatha III, Inc.), a public company, its operating subsidiary (Worldwide USA) (a California corporation), and a subsidiary, Intech, owned by Worldwide USA. Intercompany transactions have been eliminated in consolidation.

Property, Equipment and Depreciation

Buildings and equipment are capitalized at historical cost, and are depreciated over the useful lives of the property and equipment as follows:

Buildings	25 years
Land improvements	20 years
Industrial Equipment	15 years
Furniture and fixtures	10 years
Vehicles	6 years
Electronic equipment/computers	5 years
Software	3 years

Repairs and Maintenance

Repairs and maintenance of a routine nature are charged as incurred to periodic income, while those which extend or improve the life of existing assets are capitalized.

Inventory

Inventory, consisting of finished goods inventory of manufactured products, is stated at the lower of cost or market on a first-in, first-out basis. The Company has not recorded an allowance for slow-moving or obsolete inventory. Obsolete inventory at December 31, 2003 and 2002 was minimal.

Revenue Recognition

Recognition of Revenue - Income from sales of goods is recognized when the orders are completed and shipped, provided that collection of the resulting receivable is reasonably assured. Amounts billed to customers are recorded as sales while the shipping costs are included in cost of sales. The Company's return policy on defective parts is as follows: Custom parts may only be exchanged for replacement parts within 30 days of the invoice. Catalogue parts, which can be resold, may be exchanged for replacement parts or for a refund. Revenue from non-refundable customer tooling deposits is recognized when the materials are shipped or when the deposit is forfeited, whichever is earlier.

Advertising Costs

Costs associated with advertising are expensed in the year incurred.

Income Taxes

The September 30, 2003 recapitalization of the Company qualifies as a reverse acquisition under Section 1.1502-75(d)(3) of the Internal Revenue code. Prior to this date, the shareholders of the Company had elected for it to be taxed as a "Subchapter S" corporation, consequently, no income taxes have been recorded in the financial statements for income earned during the year ended December 31, 2002 and for the nine month period ended September 30, 2003. After the recapitalization, the Company will file a consolidated tax return.

Intangibles

Patent costs and other identifiable intangibles are capitalized, and are amortized over useful lives of generally 15 years or less. Effective in 2001, Goodwill is not amortized, but is assessed for impairment annually.

Research and Development

Research and development costs are expensed as incurred.

Cash and Equivalents

For purposes of the statement of cash flows, the Company considered all highly liquid debt instruments purchased with an initial period of three months or less to be cash equivalents.

Non-cash Equity Transactions

Shares of other equity instruments issued for non-cash consideration will be recorded at the fair value of the consideration received, or at the value of the stock given, considered in reference to contemporaneous cash sales of stock.

Foreign Currency Transactions and Translation

Transaction gains and losses result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated. They represent an increase or decrease in (a) the actual functional current cash flows realized upon settlement of foreign currency transactions and (b) the expected functional currency cash flows on unsettled foreign currency transactions. All transaction gains and losses are included in other income or expense. For all years presented, sales to customers were primarily denominated in U.S. dollars.

Assets and liabilities of Intech are translated into the US dollar at the prevailing exchange rate in effect at each period end. Revenue and expenses are translated into the US dollar at the average exchange rate during the reporting period. Contributed capital is translated into the US dollar at the historical exchange rate when capital was injected. Any difference resulting from using the current rate, historical rate and average rate in determination of retained earnings is accounted for as a translation adjustment and reported as part of comprehensive income or loss in the equity section. Exchange gains and losses have not been material in any year.

Fair Value of Financial Instruments

Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such instruments.

Compensated Absences

Employees of the Company are entitled to compensated absences depending on job classification, length of service and other factors. At December 31, 2003 and 2002, the minimal amounts unused by employees could not be estimated, and accordingly, no provision is recorded.

Estimates in Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts. The more significant estimates include: useful lives and residual values for fixed assets, fair market values for inventory, goodwill and intangible impairment tests, reserves for warranty, returns, and product liability losses, and credit losses.

2.          Nature of Operations, Risks, and Uncertainties

Significant Concentrations

The Company has the following concentrations of business with customers and suppliers constituting greater than 10% of the Company's gross sales and purchasing volume:

	2003	2002
Customer A	18%	7%
Customer B	10%	15%
Customer C	10%	0
Customer D	0	14%

In 2003, the Company's three largest vendors comprised 21% of its manufacturing cost, versus two vendors in 2002 which made up 54% of the Company's purchasing volume for that year.

The Company's customers in the aerospace, telecommunications, automotive, and electronics industries comprised the majority of its sales in 2003 and 2002. These four industries counted for 52% and 68% of the Company's sales, respectively, in 2003 and 2002.

Risks and Uncertainties

As part of the production process, the Company may be required by its suppliers to advance funds for tooling and other pre-production costs. Such tooling is in most cases owned by the suppliers, and is of value primarily for the specific needs of the Company's customers. The Company in turn requires its customers to provide a non-refundable down payment to cover such start up costs. In the event that a supplier is unable to fulfill its production agreements with the Company, management believes that other suppliers can be found for the Company's products. However, a change in suppliers would cause a delay in the production process, and could result in loss of tooling deposits and other supplier advances, which could negatively affect the Company's operating results.

The Company sells its goods and services internationally, although the majority of its revenue derives from customers in the United States. As such, the Company is susceptible to credit risk on accounts and notes receivable from customers in that region. Additionally, a significant portion of the company's U.S. customers consists of entities in the aerospace industry, which has proven to be sensitive to swings in the economic cycle. Generally, the Company does not obtain security from its customers in support of accounts receivable.

3.         Accounts and Notes Receivable

The following is a summary of receivables at December 31,

	2003	2002
Trade accounts	$1,174,964	$ 677,868
Advances to suppliers	24,758	111,594
Refundable GST taxes	325,745	169,565

At December 31, 2003 and 2002, accounts receivable in the amounts of $1,168,813 and $669,414 respectively, were pledged as collateral in connection with bank loans.

As more fully described in Note 2, the Company from time to time advances funds to suppliers under short-term agreements. The loans are generally unsecured and may carry interest at the prevailing market rate for short-term instruments. These receivables are also pledged as collateral for the Company's bank loans.

4.        Property and Equipment

The following is a summary of property and equipment - at cost, less accumulated depreciation:

	2003	2002
Vehicles	117,083	93,168
Furniture and fixtures	4,496	4,496
Equipment	448,824	69,777
Software	15,418	14,298
Other	1,165	1,165
Less: Accumulated depreciation	(110,407)	(59,376)
Total	$476,579	$123,528

Depreciation expense charged to operations was $51,129 and $27,167 in 2003 and 2002, respectively.

5.          Notes Payable and Lines of Credit

Under the terms of a revolving credit agreement with a bank dated March 5, 2003, the Company may borrow up to $250,000 at 1.5% above the bank's prime interest rate through March 5, 2004(5.5% at December 31, 2003.) Funds from these borrowings may be used for any purpose. The revolving line of credit is secured by all assets of Worldwide Manufacturing USA, Inc. and guaranteed by its officers. At December 31, 2003, the balance on the line was $147,694, and $102,306 was available on this line of credit. In March 2004, the available line of credit was increased to $350,000 through March 5, 2005 with substantially the same terms and conditions.

The company had the following installment debt outstanding: Installment note, secured by van, principal and interest payments of $440 are due monthly, interest rate is 3.75%, through June, 2008.	$ 21,845
Installment note secured by forklift, interest rate is 5.0%, principal and interest payments of $264 are due monthly through July 2007	9,728
$ 31,573
Future maturities on installment debt are as follows:
Payable in the year ended December 31,
2004	$7,220
2005	7,503
2006	7,826
2007	6,365
2008	2,659

6.         Lease

The Company leases its office space and certain vehicles and equipment under non-cancelable operating leases. The office lease requires increasing annual payments plus a share of operating costs. Minimum future rental payments under non-cancelable operating leases having remain terms in excess of one year as of December 31, 2003 for each of the net five years and in the aggregate are:

Amount
2004	$ 77,323
2005	74,040
2006	75,184
2007	68,463
Subsequent to 2007	23,045
Total minimum future rental payments	$ 318,055

7.         Pensions

The Company established a SEP plan for the benefit of all full time employees. Contributions to the plan are limited to a statutory amount per employer. No contribution was made for 2003 or 2002.

8.         Income Taxes

The Company and its subsidiaries are included in a consolidated United States federal and state income tax return. The Company computes its provision for deferred federal income taxes using the liability method in which deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities for the Company and each of its subsidiaries, and are measured using the enacted tax rates.

The provision for income tax consists of
Income taxes currently payable	$8,100
Net decrease in deferred taxes	(46,600)
Income tax benefit	$(38,500)
Deferred income taxes consist of:
Assets:
Unused federal net operating loss carryforwards	$14,500
Foreign subsidiary loss carryforwards	32,100
Net deferred tax asset	$46,600

The Company's federal net operating losses expire in the years 2021 through 2023.

The effective tax rate for 2003 was (8%). The difference between this rate and the statutory federal tax rate of 34% is as follows: Effect of graduated rates 1.3%, effect of state income tax 5.8% effect of non-taxable S-corporation earnings 34.9%.

9.          Related Party Transactions

From time to time, the Company receives loans from its shareholders. As of December 31, 2003, the balance due to the shareholders was $220,000. The loan is unsecured and due on demand. This balance had been fully repaid in February 2004.

The Company's officers are guarantors on its $250,000 line of credit.

At December 31, 2003 and 2002, the Company is obligated in the amount of $150,000 to its shareholders pursuant to a deferred compensation agreement applicable to the years 2000, 2001 and 2002. The deferred compensation obligation is payable December 31, 2005, plus accrued and unpaid interest at 10%.

As of December 31, 2003, the Company's president owns an approximate 18% interest in one of the Company's vendors, Shanghai Opel Technologies ("Opel"), a fiber optic manufacturer. In 2003, Worldwide purchased items for resale from Opel totaling $321,035. In 2002, Worldwide sold equipment to Opel in the amount of $584,293, and purchased items for resale totaling $436,949.

10.          Newly Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 did not have a material effect on the Company's operating results and financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments With Characteristics Of Both Liabilities And Equity". SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's results of operations or financial position.

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition", which codifies, revises and rescinds certain sections of SAB No. 101, "Revenue Recognition", in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company's results of operations, financial position or cash flows.

11.         Segment Information

The Company's operations are classified into two principal reportable segments that provide different products or services. Worldwide Manufacturing USA, Inc. purchases and sells manufactured goods from China procured by its subsidiary, Intech. Intech provides technical advisory, design, delivery, material procurement, and manufacturing quality control services. Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies, and because of the geographic location of each entity.

Segmental Data - 2003

(amounts in thousands)

	Reportable Segments
	WWMUSA	Intech	Total
External revenue	$ 5,957	$ 43	$ 6,000
Intersegment revenue	-	2,710	2,710
Interest income	13	-	13
Interest expense	(32)	-	(32)
Depreciation	14	37	51
Net income after tax	435	104	541(1)
Assets
Expenditures for long-lived assets	44	360	404

(1) $2,000 in intercompany loss was eliminated in consolidation.

Segmental Data - 2002

(amounts in thousands)

	Reportable Segments
	WWMUSA	Intech	Total
External revenue	$ 4,392	$ 42	$ 4,434
Intersegment revenue	-	1,388	1,388
Interest income	4	-	4
Interest expense	15	2	17
Depreciation	10	17	27
Net income (loss)	461	(16)	425(1)
Assets
Expenditures for long-lived assets	12	33	45

(1) $20,000 in intercompany profit was eliminated in consolidation.

Item 8.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

Item 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following are the directors and executive officers of Worldwide.

Name	Age	Position
Jimmy Wang	48	CEO, President, and Chairman
Mindy Wang	46	Secretary, Treasurer, and a Director
John Ballard	45	Chief Financial Officer

The directors named above serve for one-year terms until their successors are elected or they are re-elected at the annual stockholders' meeting. Officers hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs.

Biographical Information

Jimmy Wang, President and Chief Executive Officer

Jimmy Wang has over twelve years experience in a wide range of component manufacturing. From 1996 to the present, Mr. Wang has been President, CEO and director of Worldwide Manufacturing USA, Inc. (California). He became President, CEO and Chairman of the Colorado holding company of the same name on September 30, 2003. From 1990 to 1995, Mr. Wang was the Sales Manager for MP World Manufacturing, Inc. From September 1993 to May 1996 Mr. Wang and Mindy Wang operated a sole proprietorship under the name Worldwide Manufacturing USA. In 1996, Mr. Wang incorporated Worldwide Manufacturing USA, Inc. In 1990, Mr. Wang earned a Masters Degree in Applied Economics from the University of Minnesota, and in 1982 received a Bachelors of Science Degree in Economics from the Shanghai Institute of Foreign Trade. Mr. Wang is the husband of Mindy Wang.

Mindy Wang, Secretary and Treasurer

Mindy Wang has over twelve years of accounting and financial management experience with Technology Power and Worldwide Manufacturing. From 1996 to the present, Ms. Wang has been controller and Director of Worldwide Manufacturing USA, Inc. In September 1996, Ms. Wang founded, with her husband, Worldwide Manufacturing USA, Inc. She became Controller and Director of the Colorado holding company of the same name on September 30, 2003. From 1991 to 1993 she was an accountant with Technology Power. The business of Technology Power was assembling personal computers for retail and business customers. From September 1993 to May 1996 Mr. Wang and Mindy Wang operated a sole proprietorship under the name Worldwide Manufacturing USA. Ms. Wang earned the equivalent of a Bachelors Degree in International Business from the University of California at the Los Angeles Institute of Economics and Management in Beijing and attended the Master's program of the Business Education of the University of Minnesota. Ms. Wang is the wife of Jimmy Wang.

John Ballard, Chief Financial Officer

John Ballard became Chief Financial Officer of Worldwide and its California operating subsidiary in September 30, 2003. John Ballard has more than fifteen years of business management, project management, and accounting experience. From January 2002 to the present, Mr. Ballard has been a financial consultant and director of Reveal Systems, Inc., a software development company and internet provider based in Longmont, Colorado. Mr. Ballard was the Chief Financial Officer of Call Solutions Inc., a publicly traded company, from October 1999 to November 2002. Call Solutions was in the business of opening call centers. Mr. Ballard, from 1997-1999 owned and operated food operations, Cookies N Kreme and Lincoln Street Cafe in the Denver Metropolitan Area. In 1993 Mr. Ballard retired and he traveled until 1997. From 1988 to 1993, Mr. Ballard was Chief Financial Officer for Apple Sundries, Inc., a Denver retail chain. Since 1999, Mr. Ballard has been a major shareholder, owning 10% or more, and a consultant in five blank check companies, Tabatha I, Inc., Tabatha II, Inc., Tabatha III, Inc. (Worldwide's predecessor), Tabatha IV, Inc., and Tabatha V, Inc. Mr. Ballard holds a Bachelor of Science Degree in Management and Marketing from the University of Colorado where he graduated Magna Cum Laude. Mr. Ballard also holds a Masters of Business in Administration from Regis University.

There are no other significant employees. None of the directors serves as a director for any other reporting company.

Code of Ethics

Worldwide has not yet adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer or controller, or persons performing similar functions due to several factors. Worldwide is a small public company whose shares have not yet traded. We recently underwent a change of control, and new management was only recently apprised of the requirement to disclose whether or not a code of ethics has been adopted.

Audit Committee Financial Expert

Worldwide does not have an audit committee. The entire board of directors, which consists of Jimmy and Mindy Wang, functions as the audit committee. Worldwide does not have a financial expert on its audit committee, because of the difficulty encountered by all small public companies in obtaining outside board members. We cannot predict when, if ever, we will be able to attract a person to the board of directors who is a financial expert.

Item 10.         EXECUTIVE COMPENSATION

Worldwide USA pays annual salaries of $60,000 to Jimmy Wang, President, $36,000 to Mindy Wang, Controller, and beginning in September, 2003, John Ballard, Chief Financial Officer, began receiving an annual salary of $24,000. Stock awards and options will be decided by the Board of Directors at a later date, based on fiscal 2003 financial performance. There are no employment agreements between the Worldwide and its officers and directors.

Presently, no board member, officer, director or employee has any stock options. There are no retirement plans in place. Directors receive no compensation for acting as directors.

Summary Compensation Table

Name	Principal Position	Year	Salary	Bonus	Annual Other Compensation	Stock Awards	Securities Underlying Options	LTIP Payouts	Other Comp.
Jimmy Wang	Pres., CEO	2001	$60,000	0	$127,342 (1)	0	0	0	$25,000 (2)
Jimmy Wang	Pres., CEO	2002	$55,000	0	$103,953 (1)	0	0	0	$25,000 (2)
Jimmy Wang	Pres., CEO	2003	$60,000	0	$ 124,346 (1)	0	0	0	$0 (2)
Mindy Wang	Sec./Treas./ Contr.	2001	$36,000	0	$127,342 (1)	0	0	0	$25,000 (2)
Mindy Wang	Sec./Treas./ Contr.	2002	$36,000	0	$103,953 (1)	0	0	0	$25,000 (2)
Mindy Wang	Sec./Treas./ Contr.	2003	$36,000	0	$124,346 (1)	0	0	0	$0 (2)
John Ballard	CFO	2003	$10,000	0	$0 (1)	0	0	0	$0 (2)

(1) Distributions of S-Corporation income and interest on deferred compensation arrangement.
(2) Deferred compensation accrued for the year, payable in 2005. In the periods from fiscal year 2000 to 2002 it was a Worldwide USA policy to provide $25,000 to each member of the Board of Directors of Worldwide for the additional responsibilities and duties as board members. As of September 30, 2003 with the transition from a Subchapter S Corporation to a C Corporation it was decided by management of Worldwide USA that $25,000 per year in compensation will no longer be given to board members.
(3) John Ballard received compensation from Worldwide only in 2003.
There are no non-competition agreements with any of Worldwide's employees.

Item 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

The following table sets forth information relating to the beneficial ownership of Company common stock as of the date of this report by (i) each person known by Worldwide to be the beneficial owner of more than 5% of the outstanding shares of common stock and (ii) each of Worldwide's directors and executive officers. Unless otherwise noted below, Worldwide believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Title of Class	Name and Address of Beneficial Owner	Number of Shares Held	Percent of Class
Common Stock	Jimmy Wang (1) (2) Worldwide Manufacturing USA, Inc. 1142 Cherry Street San Bruno, California 94066	27,900,000 (3)	93.0%
Common Stock	Mindy Wang (1) (2) Worldwide Manufacturing USA, Inc. 1142 Cherry Street San Bruno, California 94066	27,900,000 (3)	93.0%
Common Stock	John Ballard (2) 6175 W. Hinsdale Pl. Littleton, CO 80128	847,500	2.8%
All officers and directors as a group (3 in number)		28,747,500	95.8%

(1)The person listed is a director of the Company.
(2)The person listed is an officer of the Company.
(3)Jimmy and Mindy Wang are husband and wife. Each holds directly 13,950,000 shares, but is deemed to beneficially own the shares owned by the other.

Item 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time, Jimmy and Mindy Wang may loan money to Worldwide. The Wangs loaned $174,751 on June 30, 2003 for operating capital. As of December 31, 2003, the total outstanding and unpaid on such loans was $220,000 and at December 31, 2002, it was $54,000, plus interest at 6%. As of the date of this report no additional monies had been loaned. This note was from Jimmy and Mindy Wang, President and Secretary, respectively. Jimmy and Mindy Wang are husband and wife.

At December 31, 2002, the Company is obligated in the amount of $150,000 to Jimmy and Mindy Wang pursuant to a deferred compensation agreement applicable to the years 2000, 2001 and 2002. As of the date of this report this amount has been paid down $10,000, resulting in a balance of $140,000. The deferred compensation obligation is payable December 31, 2005, plus accrued and unpaid interest at 10%. As of the date of this report, no additional amounts are owed to the Wangs.

Robert Smith, then President of Tabatha III, Diane Thelen, then Secretary and Treasurer of Tabatha III and John Ballard, a major shareholder of Tabatha III owning more than 10% of Tabatha III, are the founders and promoters of the blank check company (Tabatha III, Inc.). The above individuals purchased 300,000 shares for cash of $.005 per share and were issued 2,700,000 shares, or $13,500, for services on or about March 17, 2000, at the time Tabatha III, Inc. was incorporated under the laws of Colorado.

On June 15, 2003, there were two issuances of stock for services in the amount of 799,500 shares at $0.005, or $3862.50, to Diane Thelen and John Ballard then officers and directors of Tabatha III. The shares were issued under the terms of consulting agreements dated June 1, 2003, pursuant to which Tabatha III engaged John Ballard and Diane Thelen as consultants to assist in the structuring and negotiations for a target company suitable to be merged into Tabatha III. The value of these services was $3,862.50.

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

Under the terms of the Share Exchange Agreement, Tabatha III was to have outstanding 2,100,000 shares, or 7% of the outstanding shares post acquisition. Since prior to the Share Exchange Agreement Tabatha III had 10,762,000 shares outstanding, certain control persons, officers and directors of Tabatha III who included John Ballard, Diane Thelen and Robert Smith voluntarily surrendered 8,662,000 shares as of September 30, 2003. As part of this surrender of common stock, John Ballard and Diane Thelen agreed to cancel the 799,500 shares issuable under the June 1, 2003 consulting agreements. The services provided by John Ballard and Diane Thelen to Tabatha III were donated to the company. Additionally John Ballard paid all travel expenses from his personal resources, as well as a $3,000 for legal services to a non-affiliated law firm for the review of the Share Exchange Agreement. The directors, officers and control persons of Tabatha III cancelled their shares without any additional consideration being paid to them in order to avoid effecting a reverse stock split and reducing the shares held by non-control shareholders of Tabatha III for the best interests of such shareholders.

On December 4, 2000, Kip Pedrie, then a director of Tabatha III, was issued warrants to purchase 2,660,000 shares of common stock at $.05 per share. On March 23, 2003 Kip Pedrie resigned from the Board of Directors of Tabatha III due to increase job and family responsibilities. He voluntarily cancelled these warrants since he could not fulfill his duties to Tabatha III.

PART IV

Item 13.         Exhibits and Reports on Form 8-K

(a)          The Exhibits listed below are filed as part of this Annual Report.

3.1          Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 22, 2000).

3.2          Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 22, 2000).

31.1        Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2        Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)          No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending December 31, 2003.

Item 14.          Controls and Procedures.

Not Applicable

Item 15.          Principal Accountant Fees and Services.

Audit Fees

Our principal accountants billed us as follows to audit fees and review of quarterly filings for the past two fiscal years:

2002: $ 21,151 by Comiskey & Company, professional corporation

2003: $ 19,328 by Comiskey & Company, professional corporation

Less than 5% of the hours expended by our auditors on the audit for the year ended December 31, 2003 were performed by persons' other than Comiskey & Company's permanent full time employees.

There were $19,328, $0 and $ 0, respectively, paid in audit related fees, tax fees and all other fees to Comiskey & Company during the year ended December 31, 2003.

Audit Committees pre-approval policies and procedures.

We do not have an audit committee. Our engagement of Comiskey & company, professional corporation was approved by the Board of Directors. No services described in Item 9(e)(2) through 9(e)(4) of Schedule 14A were performed by our auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized March 30, 2004.

WORLDWIDE MANUFACTURING USA, INC.

By:/S/ JIMMY WANG
Jimmy Wang, CEO, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 30, 2004.

By:/S/ JIMMY WANG
Jimmy Wang, CEO, President and Director
(principal executive officer)

By:/S/ MINDY WANG
Mindy Wang, Secretary, Treasurer and a director

By: /S/ JOHN BALLARD
John Ballard, Chief Financial Officer
(principal accounting and financial officer)