Form 10QSB
period 2004-03-30
WORLDWIDE MANUFACTURING USA INC
filed 2004-05-17
CIK 1111816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at May 13, 2004
Common Stock, no par value	30,000,000

Transitional Small Business Disclosure Format Yes No X

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet (Unaudited) March 31, 2004	F-1
Consolidated Income Statements (Unaudited) for the three month periods ended March 31, 2004 and 2003	F-2
Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31 2004 and 2003	F-3
Notes to financial statements	F-4
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	F-5

Item 3. Controls and Procedures
PART II. OTHER INFORMATION
Signatures
Certifications

Worldwide Manufacturing USA Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET
March 31, 2004
(Unaudited)

ASSETS
CURRENT ASSETS
Cash & cash equivalents	$ 283,299
Accounts receivable	1,173,008
Inventories	398,061
Deferred tax asset	39,400
Other current assets	18,793

Total Current Assets	1,912,561

INVESTMENTS AND LONG-TERM RECEIVABLES
Advances to suppliers	24,758
Other long-term receivables	357,641

Total Property and Equipment	462,230
Deferred offering costs	7,466
Total Assets	$ 2,764,656

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Lines of credit	168,834
Current maturities of installment debt
Accounts payable	1,209,052
Accrued expenses	111,846
Other current liabilities	278,538

Total Current Liabilities	1,768,270

Long-term debt, less current maturities	29,616
Deferred compensation payable	135,000

STOCKHOLDERS' EQUITY
Common stock, no par value; 100,000,000 shares authorized;
30,000,000 shares issued and outstanding	34,871
Retained earnings	796,899

Total Stockholders' Equity	831,770

Total Liabilities and Stockholders' Equity	$ 2,764,656

The accompanying notes are an integral part of the financial statements

Worldwide Manufacturing USA Inc. and Subsidiaries CONSOLIDATED INCOME STATEMENTS
For the three months ended March 31, 2004 and 2003
(Unaudited)

	For the three months ended
	2004	2003

Net sales	$ 1,398,661	$ 1,057,831

Cost of goods sold	722,718	845,268

Gross profit	675,943	212,563

Operating expenses
General & administrative	376,499	345,611
	376,499	345,611

Operating income (loss)	299,444	(133048)

Financial income (expenses)
Interest income	11,192	2,533
Interest expense	(2,590)
	8,602	2,533

Net Income before income tax	308,046	(130,515)
Income Tax	113,504	---

Net Income (loss)	194,542	(130,515)

Retained Earnings
Balance, beginning of period	602,357	295,177
Less shareholder distributions	---	(1,872)

Balance, end of period	$ 796,899	$ 162,790

Earnings per share - basic	$ 0.01	$ (0.01)

Weighted average shares outstanding (1)	30,000,000	30,000,000

The accompanying notes are an integral part of the financial statements.

Worldwide Manufacturing USA Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOW
For the three months ended March 31, 2004 and 2003
(Unaudited)

	2004	2003

Cash Flows From Operating Activities	$ 381,837	$ (227,924)

Cash Flows From Investing Activities
Purchases of Fixed Assets	(1,220)	(3,020)

Net cash used by investing activities	(1,220)	(3,020)

Cash Flows From Financing Activities
Notes Payable and Line of Credit	(200,817)	120,75
Deferred Offering Costs	(7,466)	-
Payment of Deferred Compensation and S- Corp Distributions	(15,000)	(1,872)

Net Cash Provided (Used) by Financing Activities	(223,283)	118,879

NET INCREASE (DECREASE) IN CASH	157,334	(112,065)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	125,965	215,332

CASH AND CASH EQUIVALENTS END OF PERIOD	$ 283,299	$ 103,348

Supplemental Disclosures
Cash Paid During the Period for:
Interest	$ 2,590	$ 967

The accompanying notes are an integral part of the financial statements.

Worldwide Manufacturing USA, Inc. and Subsidiaries

NOTES TO FINANCIAL STATEMENTS
March 31, 2004
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

2.        Share Exchange Transaction

On September 30, 2003, the Company, formerly known as Tabatha III, Inc., acquired all of the issued and outstanding common stock of Worldwide Manufacturing USA, Inc. ("Worldwide USA"), a privately held operating company, in a share exchange transaction. The Company issued 27,900,000 shares in the share exchange transaction for 100% or 10,000 of the issued and outstanding shares of Worldwide USA's common stock. Immediately prior to the acquisition, 10,762,000 shares of stock had been outstanding, and as part of the acquisition arrangement, John Ballard, Robert Smith, and Diane Thelen, shareholders in Tabatha III, Inc., agreed to surrender for cancellation a total of 8,662,000 common shares held by them. The total number of shares outstanding after the acquisition were 30,000,000. As a result of the share exchange transaction, Worldwide USA became a wholly-owned subsidiary of the Company. The parent company, Tabatha III, Inc., changed its name to Worldwide Manufacturing USA, Inc. in November 2003.

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

3.         Segment Information

Segmental Data - 3 months ended March 31, 2004

	Reportable Segments
(amounts in thousands)
	WWMUSA	Intech	Total
External revenue	$ 1,398	$ ---	$ 1,398
Intersegment revenue	-	651	651
Interest income	6	5	11
Interest expense	(3)		(3)
Depreciation	10	29	30
Net profit (loss)	211	5	194 (1)
Assets	2,390	1,491	2,765
Expenditures for
Long-lived assets	1	--	1
(1) $22,079 in intercompany profit was eliminated in consolidation.

Segmental Data -3 months ended March 31, 2003
(amounts in thousands)	Reportable Segments
	WWMUSA	Intech	Total
External revenue	$1,058	$ --	$ 1,058
Intersegment revenue	-	449	449
Interest income	3	-	3
Interest expense	-	-	-
Depreciation	4	7	11
Expenditures for
Long-lived assets	-	3	3

(2) $25,163 in intercompany profit was eliminated in consolidation.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLAIMER REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this form 10-QSB which are not statements of historical fact are what are known as "forward-looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "hopes," "seeks," "anticipates," "expects, "and the like, often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to our present and future operations, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. These and other factors may cause our actual results to differ materially from any forward- looking statement. We caution you not to place undue reliance on these forward-looking statements. Although we base these forward-looking statements on our expectations, assumptions, and projections about future events, actual events and results may differ materially, and our expectations, assumptions, and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

REPORTING ENTITY

On September 30, 2003, Tabatha III, Inc. completed the acquisition of all of the issued and outstanding common stock of Worldwide Manufacturing USA, Inc. ("Worldwide USA") in a share exchange transaction. Worldwide issued 27,900,000 shares in the share exchange transaction for 100% of the issued and outstanding shares of Worldwide USA's common stock. Immediately prior to the acquisition, 10,762,000 shares of stock had been outstanding, and as part of the acquisition arrangement, John Ballard, Robert Smith, and Diane Thelen, shareholders in Tabatha III, Inc., agreed to surrender for cancellation a total of 8,662,000 common shares held by them. The total number of shares outstanding after the acquisition were 30,000,000. As a result of the share exchange transaction, Worldwide USA became our wholly-owned subsidiary. On November 3, 2003, we changed the corporate name from Tabatha III, Inc. to Worldwide Manufacturing USA, Inc.

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

RESULTS OF OPERATIONS

Net sales for the three months ending March 31, 2004 were $1,398,681, compared to net sales of $1,057,831 through March 31, 2003, which reflects an increase of $340,850, or approximately 32%. This increase was due to greater sales as a result of the improved United States economy and a rebound in the contract manufacturing industry. Gross profit increased by $463,380 from $212,563 (20% of sales) in March 2003 to $675,943 in March 2004 (48% of sales). The Company obtained orders that provided the targeted 40% plus gross margin. This was due to the improved economic conditions in the United States and the improvement in the contract manufacturing industry.

Cost of goods sold for the three months ended March 31, 2004 was $772,718 compared to $845,268 for the three months ended March 31, 2003. The decrease of $72,550 was the result of orders offering the Company greater gross margins due to an increase in demand for the Company's products.

Net profit for the three months ending March 31, 2004 was $194,542 compared to a loss of $130,515 for the three months ended March 31, 2003. Net profit increased due to an increase in business as well as receiving higher margin contracts. General and administrative expenses for the three months ending March 31, 2004 totaled $376,499 versus $345,611 for the three months ending March 31, 2003. This increase of $30,888 was due to the addition of personnel.

Upon consummation of the stock transfer and exchange with Tabatha III, effective September 30, 2003, the election by Worldwide Manufacturing USA, Inc. to be taxed at the shareholder level was terminated. The termination of the Company's selection will affect profitability and result in increased liabilities in future periods as compared with historical financial statements since federal and state income will become a corporate expense. For the first quarter of 2004, income tax expense totaled $113,504. There will be a lesser impact on net equity in future periods since the historical financial statements include dividend distributions taken by the Company's shareholders to offset income taxes attributable to corporate earnings taxed on their personal returns.

LIQUIDITY

If a significant increase in demand for the Company's products should arise, the Company has established a $250,000 line of credit with Wells Fargo bank on March 22, 2004 to be available for working capital needs. Under the terms of the revolving line of credit with Wells Fargo bank Worldwide may borrow to $250,000 at 1.5% above the bank's prime interest rate through March 22, 2005. (4.5% at March 31, 2004.) There is presently no annual fee.. The funds from this borrowing may be used for any purpose. The revolving line of credit is secured by all assets of Worldwide Manufacturing USA, Inc.. At March 31, 2004, $250,000 was available on this line of credit at an interest rate of 4.5%.

In addition, net profits of the Company will be used in order to provide capital for the expansion of inventory held for the convenience of customers, and for acquiring additional equipment, if needed.

During the three month periods ending March 31, 2004, net cash provided by operations was $381,837 as compared with cash of $227,924 used in operations during the comparative period of 2003. This reflects the Company's buildup of inventory in 2003, as well as increased sales volume and profit margins in 2004.

PLAN OF OPERATION

The Company is currently increasing its Marketing Distribution Channels through contacts with local manufacturing representatives. Only preliminary discussions have taken place with several factories; however no agreements, commitments or further discussions have taken place.

Item 3.         CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation,, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Worldwide Manufacturing USA, Inc. (and its consolidated subsidiaries) required to be included in our periodic SEC reports. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurances that any design will succeed in achieving the stated goals under all potential future conditions regardless of how remote. In addition, there has been no change in our internal controls over financial reporting during the most recent fiscal that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

31.2        Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.2         Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         No reports on Form 8-K were filed during the quarter ended March 31, 2004.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDWIDE MANUFACTURING USA, INC.

By: /s/ Jimmy Wang
Principal Executive Officer

By: /s/ John D. Ballard
Chief Financial Officer and Principal Accounting Officer

Date: May 13, 2004