Form 10QSB
period 2004-06-30
WORLDWIDE MANUFACTURING USA INC
filed 2004-08-16
CIK 1111816

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes  X      No

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at July 31, 2004
Common Stock, no par value	30,325,000

Transitional Small Business Disclosure Format

        Yes         No X

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheet (Unaudited) June 30, 2004	F-1

Consolidated Income Statements (Unaudited) for the three-month periods ended June 30, 2004 and 2003 and six-month period ending June 30 2004 and June 30 2003	F-2

Consolidated Statements of Cash Flows (Unaudited) for the six months ending June 30 2004 and 2003	F-3

Notes to financial statements	F-4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Controls and Procedures	10

PART II. OTHER INFORMATION	11

Signatures	12

Certifications	Filed separately as exhibits

Worldwide Manufacturing USA Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET
June 30, 2004
(Unaudited)

ASSETS
CURRENT ASSETS
Cash & cash equivalents	$ 585,720
Accounts receivable	1,399,643
Inventories	400,302
Deferred tax asset	39,400
Other current assets	41,042

Total Current Assets	2,466,107

Long-term receivables	24,420

Total Property and Equipment	448,540
Other Assets	7,594

Total Assets	$ 2,946,661

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Current maturities of installment debt	8,013
Accounts payable	1,510,782

Other current liabilities	346,959

Total Current Liabilities	1,865,754

Long-term debt, less current maturities	19,809
Deferred compensation payable	90,000

STOCKHOLDERS' EQUITY
Common stock, no par value; 100,000,000 shares authorized;
30,325,000 shares issued and outstanding	164,861
Retained earnings	806,237

Total Stockholders' Equity	971,098

Total Liabilities and Stockholders' Equity	$ 2,946,661
The accompanying notes are an integral part of the financial statements.

Worldwide Manufacturing USA Inc. and Subsidiaries CONSOLIDATED INCOME STATEMENTS
For the six months ending June 30, 2004 and 2003 and the three months ended June 30, 2004 and 2003
(Unaudited)

	For the three months ended		For the six months ended
	2004	2003	2004	2003

Net sales	$ 1,765,110	$ 1,488,506	3,163,771	2,546,337

Cost of goods sold	1,238,082	962,964	1,960,800	1,808,232

Gross profit	527,028	525,542	1,202,971	738,105

Operating expenses
General & administrative	492,919	343,573	869,418	689,184
	492,919	343,573	869,418	689,184

Operating income(loss)	34,109	181,969	333,553	48,921

Financial income (expenses)
Interest income	(4,979)	7,178	6,213	9,711
Interest expense	(2,883)	(10,205)	(5,473)	(10,205)
	(7,862)	(3,027)	740	(494)

Net Income before income tax	26,247	178,942	334,293	48,427
Income Tax	16,909	17,845	130,413	17,845

Net Income	9,338	161,097	203,880	30,582

Retained Earnings
Balance, beginning of period	796,899	162,790	602,357	295,177
Less shareholder distributions	---	(5,104)	--	(6,976)

Balance, end of period	$ 806,237	$ 318,783	$ 806,237	$ 318,783

Earnings per share – basic and diluted	$ 0.00	$ $0.01	$ 0.01	$ 0.00

Weighted average shares outstanding	30,325,000	30,000,000	30,162,500	30,000,000

The accompanying notes are an integral part of the financial statements.

Worldwide Manufacturing USA Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOW
For the six months ended June 30, 2004 and 2003
(Unaudited)

	2004	2003

Cash Flows From Operating Activities	$ 892,045	$ (230,762)

Cash Flows From Investing Activities
Purchases of Fixed Assets	(1,220)	(82,742)

Net cash used by investing activities	(1,220)	(82,742)

Cash Flows From Financing Activities
Notes Payable and Line of Credit	(367,308)	-
Proceeds From Long Term Debt	(3,762)	182,771
Payment of Deferred Compensation and S- Corp Distributions	(60,000)	(6,976)

Net Cash Provided (Used) by Financing Activities	(431,070)	175,795

NET INCREASE (DECREASE) IN CASH	459,755	(137,709)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	125,965	215,332

CASH AND CASH EQUIVALENTS END OF PERIOD	$ 585,720	$ 77,623

Supplemental Disclosures
Cash Paid During the Period for:
Interest	$ 2,590	$ 10,205

The accompanying notes are an integral part of the financial statements.

Worldwide Manufacturing USA, Inc. and Subsidiaries

NOTES TO FINANCIAL STATEMENTS

June 30, 2004

(unaudited)

1.

Management’s Representation of Interim Financial Information

The accompanying financial statements have been prepared by Worldwide Manufacturing USA, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature.  These financial statements should be read in conjunction with the audited financial statements at December 31, 2003 as filed in the Company’s form 10-KSB filed with the Commission on March 30, 2004.

2.

 Issuance of shares and stock options

Effective April 1, 2004, Worldwide issued a total of 325,000 common shares to three individuals for services valued at $130,000.

On April 1, 2004, Board of Directors adopted the Worldwide Manufacturing USA, Inc. 2004 Stock Option Plan, under which 3,000,000 shares of the Company’s common stock are reserved for issuance.  The Plan provides for appropriate adjustments in the number and kind of shares subject to the Plan and to outstanding options in the event of a stock split, stock divided, or certain other types of recapitalization.

Any officer, employee, director, advisor or consultant of the Company or any officer or employee of any advisor or consultant of the Company is eligible to be granted awards under the Plan.  Incentive stock options, however, may not be granted to persons who are not employees of the Company.  More than one option may be granted to an individual

As of June 30, 2004, options to purchase 1,638,200 shares have been issued, none of which were granted  to directors or executive officers.  All such options have been issued at $.40, the current market value of our Common Stock.  The options vest 25% per year for four years.

The Plan provides for administration by an Option Committee, which is to be composed of two or more members of the Board of Directors who are disinterested directors under Exchange Act Rule 16b-3.  No persons have been named to the Option Committee.

The Option Committee is authorized to determine which directors, officers, employees, consultants or advisors are to be granted awards, to determine the number of shares to be subject to such awards, to designate the type of awards and to establish the terms and conditions of the options consistent with the Plan.  The Committee is also authorized to adopt, amend, and rescind rules relating to the administration of the Plan.  The Company pays all costs of administering the Plan.  Members of the Option Committee are selected by and serve at the discretion of the Board of Directors of the Company.

Stock options may be granted as non-qualified stock options or Incentive stock options, but    Incentive stock options may not be granted at a price less than 100% of the fair market value of the stock as of the date of grant (110% as to any 10% shareholder at the time of grant); non- qualified stock options may not be granted at a price less than 85% of the fair market value of the stock as of the date of grant.  Stock options may be exercised during a period of time fixed by the Option Committee except that no stock option may be exercised more than ten years after the date of grant or three years after death or disability, whichever is later.  In the discretion of the Option Committee, payment of the purchase price for the shares of stock acquired through the exercise of a stock option may be made in cash, shares of Company Common Stock, or by delivery of recourse promissory notes or a combination of notes, cash and shares of the Company's Common Stock or a combination thereof.  No more than $100,000 in fair market value of Incentive stock options may be exercisable by any one person in the first calendar year in which such options are exercisable.

The Company records employee option compensation using Accounting Principles Board Opinion No. 25, and has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123.  Accordingly, no charge to operations was made for the issuance of options at or above the trading market price of the stock.  However, the following presents the effect on net income of recording the fair value of employee options using a Black Scholes pricing model with the following assumptions:  risk free rate 4.5%, dividend yield 0%, volatility of 130%, estimated life 6 years.

	As Reported	Pro Forma
Net income (loss) three months	$ 9,338	$ (27,322)
Net income (loss) per share three months	$ 0.00	$ 0.00
Net income six months	$ 203,880	$ 167,220
Net income per share six months	$ 0.01	$ 0.01

3.

Segment Information

Segmental Data - 6 months ended June 30, 2004

	Reportable Segments
(amounts in thousands)
	WWMUSA	Intech	Total

External revenue	$3,164	$ ---	$ 3,164
Intersegment revenue	-	1758	1,758
Interest income	1	5	6
Interest expense	(6)		(6)
Depreciation	20	58	78
Net profit (loss)	163	74	204(1)
Assets	2,736	1,768	2,947
Expenditures for
Long-lived assets	1	-	1

(1) $33,000 in intercompany profit was eliminated in consolidation.

Segmental Data – 6 months ended June 30, 2003

	Reportable Segments
(amounts in thousands)
	WWMUSA	Intech	Total

External revenue	$2,456	$ -	$ 2,456
Intersegment revenue	-	1136	1,136
Interest income	10	-	10
Interest expense	(8)	(2)	(10)
Depreciation	3	20	23
Net Profit	58	-	30(2)
Long-lived assets	77	6	83

(2)

$15,000 in intercompany profit was eliminated in consolidation.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

REPORTING ENTITY

On September 30, 2003, Tabatha III, Inc. completed the acquisition of all of the issued and outstanding common stock of Worldwide Manufacturing USA, Inc. (“Worldwide USA”) in a share exchange transaction. Worldwide issued 27,900,000 shares in the share exchange transaction for 100% of the issued and outstanding shares of Worldwide USA’s common stock. Immediately prior to the acquisition, 10,762,000 shares of stock had been outstanding, and as part of the acquisition arrangement, John Ballard, Robert Smith, and Diane Thelen, shareholders in Tabatha III, Inc., agreed to surrender for cancellation a total of 8,662,000 common shares held by them.  The total number of shares outstanding after the acquisition were 30,000,000.  As a result of the share exchange transaction, Worldwide USA became our wholly-owned subsidiary.  On November 3, 2003, we changed the corporate name from Tabatha III, Inc. to Worldwide Manufacturing USA, Inc.

The reverse acquisition described above has been treated as a recapitalization of Worldwide USA and the accompanying financial statements reflect the financial condition, results of operations and cash flows of Worldwide USA, the acquired company, for all periods presented.  Unless otherwise indicated, references herein to the Company consist of Worldwide Manufacturing USA, Inc., formerly Tabatha III, Inc., its wholly owned subsidiary Worldwide Manufacturing USA, Inc., a California corporation, and its wholly owned subsidiary, Shanghai Intech Electro-Mechanical Products Co., an entity operating within the People’s Republic of China.

RESULTS OF OPERATIONS

Net sales for the three months ending June 30, 2004 were $1,765,110 compared to Net Sales of $1,488,506 during the same period in 2003. This increase of $276,604 or approximately 19% was the result of greater sales due to the rebound in the contract manufacturing industry. The net sales for the six months ending Jun 30, 2004 were $3,163,771 compared to net sales of $2,546,337 through June 30, 2003, which reflects an increase of $617,434 or approximately 24% due to a better United States economy and general rebound in the contract manufacturing industry period. Gross profit increased slightly by $1,486 from $525,542 in the quarter ending June 30, 2003 to $527,028 in the quarter ending June 30, 2004.  For the six months ending June 30, 2004, gross profit was $1,202,971 compared to gross profit of $738,105. The increase of $464,866 or 62% was the result of receiving orders that provided the targeted 40% plus gross margin.

Cost of goods sold for three months ended June 30, 2004 was $1,238,082 compared to $962,964, the increase of $275,118 or 28% was the result of the increase in sales and price incentives during the quarter in order to obtain larger size orders. The cost of goods sold for six months ended June 30, 2004 was $1,960,800 compared to $1,808,232 or an increase of 152,568 or 8%. The gross margin percentage increase 10% from 30% gross margin in June 2003 to the target goal of approximately 40% as experienced for the six months ending June 30, 2004, the increase in gross margin reflects a stronger economy and the company’s ability to obtain higher gross margin orders as the contract manufacturing industry rebounds.

Net income before tax for the three months ending June 30, 2004 was $26,247 compared to net income before tax of $178,942 in June 30, 2003. The decline in pre-tax income of $152,695 or 85% was due to the expansion of the company’s workforce as a result of the company’s goal to seek potential merger /acquisition targets period and to handle the additional requirements of being a public company, and to the charge to operations of $130,000 in non-cash compensation related to equity issuances.

Net income before tax for the six months ending June 30, 2004 was $334,283 compared to $48,427 through June 30, 2003. This increase of $285,865 was due to an increasing business as well as receiving higher margin contracts during the period.

General and administration expenses for the three months ended June 30, 2004 totaled $492,919, compared to $343,573. The increase of $149,346 or 43% was due to the increase in personnel costs as described above. For six months ending June 30, 2004 general and administrative expenses were $869,418 compared to $689,184 for the same period in 2003. The increase of $180,234 or 26% was due to increase in personnel and compensation expense.

Upon consummation of the stock transfer and exchange with Tabatha III, effective September 30, 2003, the election by Worldwide Manufacturing USA, Inc. to be taxed at the shareholder level was terminated.  The termination of the Company’s selection will affect profitability and result in increased liabilities in future periods as compared with historical financial statements since federal and state income will become a corporate expense.  For the first six months of 2004, income tax expense totaled $130,413, as compared with $17,845 for the corresponding period of 2003, an amount which represents state franchise taxes.  There will be a lesser impact on net equity in future periods since the historical financial statements include dividend distributions taken by the Company’s shareholders to offset income taxes attributable to corporate earnings taxed on their personal returns.

LIQUIDITY

If a significant increase in demand for the Company’s products should arise, the Company has established a $250,000 line of credit with Wells Fargo bank on March 22, 2004 to be available for working capital needs.  Under the terms of the revolving line of credit with Wells Fargo bank Worldwide may borrow to $250,000 at 1.5% above the bank’s prime interest rate through March 22, 2005.  (4.5% at June 30, 2004.)  There is presently no annual fee.  The funds from this borrowing may be used for any purpose.  The revolving line of credit is secured by all assets of Worldwide Manufacturing USA, Inc..  At June 30, 2004, $250,000 was available on this line of credit at an interest rate of 4.5%.

In addition, net profits of the Company will be used in order to provide capital for the expansion of inventory held for the convenience of customers, and for acquiring additional equipment, if needed.

During the six-month period ending June 30, 2004, net cash provided by operations was $892,045 as compared with cash of $(230,762) used in operations during the comparative period of 2003.  This reflects the Company’s buildup of inventory and receivables in 2003 which have since leveled off in 2004, as well as increased sales volume and profit margins in 2004.

PLAN OF OPERATION

The Company is currently increasing its Marketing Distribution Channels through contacts with local manufacturing representatives.  In addition, the Company is seeking potential merger or acquisitions in order to increase sales and to enhance the Company's competitive position. Only preliminary discussions have taken place with several factories; however no agreements or commitments have taken place.

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

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item 2.

Changes in Securities

On April 1, 2004 the Board of Directors of the Company approved a 2004 Stock Option Plan and an Advisor Compensation Plan in order to reward and obtain qualified employees and advisors to the Company. As a result of the Plan 325,000 shares of the Company's common shares were issued for services valued by the Company at $130,000, and were registered on an S-8 filed with the Securities and Exchange Commission on June 16, 2004.

Item 3.

Defaults upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.

Other Information

None

Item 6.

Exhibits and Reports

(a)      Exhibits

31.1

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      No current reports on Form 8-K were filed during the quarter ended June 30, 2004.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDWIDE MANUFACTURING USA, INC.

By:   /s/ Jimmy Wang

Principal Executive Officer

By:   /s/ John D. Ballard

Chief Financial Officer and Principal Accounting Officer

Date:  August 13, 2004