Form 10QSB/A
period 2004-09-30
WORLDWIDE MANUFACTURING USA INC
filed 2004-11-15
CIK 1111816

UNITED STATES

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
CONSOLIDATED BALANCE SHEET
September 30, 2004
(Unaudited)

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$ 498,528
Accounts receivable	1,777,382
Inventories	387,140
Deferred tax asset	46,600
Prepaid Tax Expense	-
Other current assets	12,593

Total Current Assets	2,722,243

INVESTMENTS AND LONG-TERM RECEIVABLES
Advances to suppliers	35,873
Other Long-term receivables	(338)
Total Long-term receivables	35,535

Total Property and Equipment	429,917

Other assets	18,054
Total Assets	3,205,749

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Lines of credit	262,618
Other notes payable	-

Current maturities of installment debt	8,013
Accounts payable	1,308,140
Accrued expenses	-
Other current liabilities	346,440

Total Current Liabilities	1,925,211
-
LONG-TERM DEBT, less current maturities	17,996

OTHER LONG-TERM LIABILITIES
Deferred income taxes	-

Deferred compensation payable	60,000
60,000

STOCKHOLDERS' EQUITY
Common stock, no par value; 100,000,000 shares authorized;	-
30,325,000 shares issued and outstanding	164,861
Retained earnings	1,037,681

Total Stockholders' Equity	1,202,542

Total Liabilities and Stockholders' Equity	3,205,749

The accompanying notes are an integral part of the financial statements.

Worldwide Manufacturing USA Inc. and Subsidiaries

CONSOLIDATED INCOME STATEMENTS

For the nine months ending September 30, 2004 and 2003, and the three months ended September 30, 2004 and 2003

(Unaudited)

	For the three months ended		For the nine months ended
	2004	2003	2004	2003

Net sales	1,845,930	$ 2,103,730	5,009,701	$ 4,650,067

Cost of goods sold	1,111,920	1,419,008	3,072,721	3,227,240

Gross profit	734,010	684,722	1,936,980	1,422,827
Other operating revenue	0	0	0	0
	734,010	684,722	1,936,980	1,422,827

Operating expenses
General & administrative	423,393	340,977	1,292,811	1,030,161
	423,393	340,977	1,292,811	1,030,161

Operating income	310,617	343,745	644,169	392,666

Financial income (expenses)
Interest income	8,684	2,000	14,897	11,711
Interest expense	(976)	(5,756)	(6,449)	(15,961)
	7,708	(3,756)	8,448	(4,250)

Net Income before income tax	318,325	339,989	652,617	388,416
Income tax expense	86,881	0	217,293	0
Net income	231,444	339,989	435,324	388,416
Retained Earnings
Balance, beginning of period	806,237	335,850	602,357	295,177
Less shareholder distributions	0	225,707	0	233,461

Balance, end of period	$1,037,681	$ 450,132	$1,037,681	$ 450,132

Earning per share-basic and diluted	0.01	0.01
Weighted average shares outstanding	30,325,000	30,325,000

The accompanying notes are an integral part of the financial statements.

Worldwide Manufacturing USA Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOW

For the nine months ended September 30, 2004 and 2003

(Unaudited)

	2,004	2003

Cash Flows From Operating Activities
Net income	435,324	$ 388,416
Adjustments to reconcile net income to net
cash provided (used) by operating activities
Depreciation	47,882	39,515
Changes in operating assets and liabilities:
Stock issued for services	130,000	0
(Increase) decrease in accounts receivable	(602,418)	(775,166)
(Increase) decrease in advances to suppliers	(11,115)	0
(Increase) decrease in prepaid asset	(1,934)	(8,558)
(Increase) decrease in notes receivable	0	61,590
(Increase) decrease in installment debt	0	7,145
(Increase) decrease in other assets	(18,054)	0
(Increase) decrease in inventories	(9,618)	(121,156)
Increase (decrease) in accounts payable	(15,483)	578,718
Increase (decrease) in other accrued liabilities	(44,574)	3,942
Increase (decrease) in other current liabilities	338,340	0
(Increase) decrease in other long-term receivables	326,083	0

Net Cash Provided (Used) by Operating Activities	574,433	174,446

Cash Flows From Investing Activities
Purchases of fixed assets	(1,220)	(75,242)

Net Cash Provided (Used) by Investing Activities	(1,220)	(75,242)

Cash Flows From Financing Activities
Proceeds from (repayment of)long-term debt	(6,357)	26,187
Line of credit	(105,076)	-
Proceeds from (repayment of) short-term debt	793	(65,088)
Common share issued	(10)

Payment of deferred compensation	(90,000)	0
Shareholders distributions	0	(232,670)

Net Cash Provided (Used) by Financing Activities	(200,650)	(271,571)

NET INCREASE (DECREASE) IN CASH	372,563	(172,367)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	125,965	215,332

CASH AND CASH EQUIVALENTS END OF PERIOD	$498,528	$ 42,965

Supplemental Disclosures
Cash Paid During the Year for:
Interest	$6,449	$ 15,961

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

	As reported	Pro Forma
Net income for three months	$ 231,444	$ 194,784
Net income (loss) per share three months	$ 0.01	$ 0.01
Net income nine months	$ 435,324	$ 362,004
Net income per share six months	$ 0.01	$ 0.01

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

Segmental Data – 9 months ended September 30, 2003

	Reportable Segments
(amounts in thousands)
	WWMUSA	Intech	Total

External revenue	$4,641	$ 9	$ 4,650
Intersegment revenue	-	1,994	1,994
Interest income	12	-	12
Interest expense	(14)	(2)	(16)
Depreciation	10	29	39
Net Profit	347	62	388(2)
Long-lived assets	44	31	75

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

RESULTS OF OPERATIONS

Net sales for the three months ending September 30, 2004 were $1,845,930 compared to net sales of $2,103,730 for the same period in 2003. This decrease of $257,800, approximately 12%, was the result of the Company’s focus on obtaining orders that generated higher gross margins but took longer to produce and engineer these parts. The net sales for the nine months ending September 30, 2004 were $5,009,701 compared to net sales of $4,650,067 through September 30, 2003, which reflects an increase of $359,634 or approximately 8% due to greater demand for the Company’s products and services. Gross profit increased by $49,288 or 7% from $684,722 in the quarter ending September 30, 2003 to $734,010 for the quarter ending September 30, 2004.  For the nine months ending September 30, 2004, gross profit was $1,936,980 compared to gross profit of $1,422,827. The increase of $514,153 or 36% was the result of receiving orders that provided greater gross profit margins.

Cost of goods sold for the three months ended September 30, 2004 was $1,111,920 compared to $1,419,008.  The decrease of $307,088 or 22% was the result of the Company’s focus to get higher margin business despite lower size orders. The cost of goods sold for the nine months ended September 30, 2004 was $3,072,721 compared to $3,227,240 or an decrease of $154,519 or 5%. The gross margin percentage increased 37% from 31% gross margin in September 2003 to the target goal of approximately 38% as experienced for the nine months ending September 30, 2004. The increase in gross margin reflects a stronger demand for the company’s products and services and the company’s ability to obtain higher gross margin orders.

Net income before tax for the three months ending September 30, 2004 was $318,325 compared to net income before tax of $339,989 in September 30, 2003. The decline in pre-tax income of $21,664 or 6% was due to the expansion of the company’s workforce pursuant to the company’s goal to seek potential merger/acquisition targets as well as handling the additional requirements of being a public company.

Net income before tax for the nine months ending September 30, 2004 was $652,617 compared to $388,416 through September 30, 2003. This increase of $264,201 was due to our receiving higher margin contracts during the period.

General and administration expenses for the three months ended September 30, 2004 totaled $423,393, compared to $340,997. The increase of $82,416 or 24% was due to the increase in personnel costs as described above. For the nine months ending September 30, 2004 general and administrative expenses were $1,292,811 compared to $1,030,161 for the same period in 2003. The increase of $262,650 or 25% was due to increase in personnel and compensation expense.

Upon consummation of the stock transfer and exchange with Tabatha III, effective September 30, 2003, the election by Worldwide Manufacturing USA, Inc. to be taxed at the shareholder level was terminated.  The termination of the Company’s S election will affect profitability and result in increased liabilities in future periods as compared with historical financial statements since federal and state income taxes will become a corporate expense.  For the first nine months of 2004, income tax expense totaled $217,293.  There will be a lesser impact on net equity in future periods since the historical financial statements include dividend distributions taken by the Company’s shareholders to offset income taxes attributable to corporate earnings taxed on their personal returns.

LIQUIDITY

The Company established a $350,000 line of credit with Wells Fargo Bank on March 22, 2004 to be used as necessary for working capital needs.  Under the terms of the revolving line of credit with Wells Fargo Bank, Worldwide may borrow up to $350,000 at 1.5% above the bank’s prime interest rate through March 22, 2005  (5.25% at November 01, 2004).  There is presently no annual fee. These funds may be used for any purpose.  The revolving line of credit is secured by all assets of Worldwide Manufacturing USA, Inc.  At November 08, 2004, $350,000 was available from this line of credit at an interest rate of 5.25%.  In addition, net profits of the Company will be used in order to provide capital for the expansion of inventory held for the convenience of customers, and for acquiring additional equipment, if needed.

During the nine-month period ending September 30, 2004, net cash provided by operations was $574,433 as compared with cash of $174,446 provided by operations during the comparative period of 2003. This reflects the Company’s success in obtaining higher profit margin business.

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

Item 3.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Worldwide Manufacturing USA, Inc. (and its consolidated subsidiaries) required to be included in our periodic SEC reports. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurances that any design will succeed in achieving the stated goals under all potential future conditions regardless of how remote.  In addition, there has been no change in our internal controls over financial reporting during the most recent fiscal period that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Date:  November 15, 2004