Form 10KSB
period 2004-12-31
WORLDWIDE MANUFACTURING USA INC
filed 2005-03-31
CIK 1111816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[X]    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

YES [X] NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

State issuer's revenues for its most recent fiscal year: $6,700,593.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2005 is approximately $1,496,500.

The number of shares outstanding of the issuer's classes of Common Stock as of March 15, 2005:

Common Stock, no par value – 30,337,500 Shares

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

1. Resale of our securities may be difficult because there may not be sufficient market activity to provide liquidity of the Company’s shares.

There is no assurance that the market for the Company’s shares will be maintained or that it will be sufficiently active or liquid to allow shareholders to easily dispose of their shares.

2.  Because we work under short-term contracts, it is very difficult to forecast our operational and cash needs.

Contract manufacturing service providers must provide increasingly rapid product turnaround for their customers. We generally do not obtain firm long-term purchase commitments from our customers. Customers may cancel their orders, change production quantities, or delay production because of consumer demand or technological changes; however, we are often obligated to expend significant amounts for retooling or other start-up costs of manufacturing. Any costs due to cancellations, reductions, customer returns and/or delays by a significant customer or by a group of customers might not be recoverable. The loss could be greater than our projected profit on the contract, resulting in a net loss for the contract. The short-term nature of our customers' commitments and the possibility of rapid changes in demand for their products reduces our ability to estimate accurately future customer requirements. On occasion, customers may require rapid increases in production, which can stress our resources and reduce margins. Although we have several manufacturing facilities in China that we do business with, there can be no assurances we will have sufficient capacity at any given time to meet our customers’ demands. We could lose orders or fail to complete orders in a timely manner. In addition because many of our costs and operating expenses are relatively fixed, any reduction in customer demand can adversely affect our gross margins and operating income.

3.  A few customers and contract manufacturers account for a large percentage of our business. Therefore, the loss of any one customer or contract manufacturers could reduce our sales significantly or impede our ability to comply with our manufacturing contracts, respectively.

Historically, our six largest customers, Joslyn Sunbank, Joslyn Manufacturing, Radio Waves Corp and Teleflex Electrical, Crosman Corporation and Pacific Scientific-CA accounted for approximately 46% of consolidated net sales in 2004 compared to 47% of consolidated net sales in the year ending 2003. Our two largest contract manufacturers are now Shanghai Xinli Trading Company Ltd. and Shanghai ShangJi Tool Co. Ltd., and they accounted for $302,150 or 6.9% and $261,026 or 5.9% respectively of the total materials purchased by Worldwide for the period ending December 31, 2004. For the period ending December 31, 2003, Worldwide's largest suppliers were Shanghai Xinli Trading Company Ltd. and Ningbo Hengda Metal Products Co. Ltd., and they accounted for $360,189 or 8.9% and $157,385 or 3% respectively of the total materials purchased by Worldwide. The loss of any one customer could significantly reduce our sales. The loss of one contract manufacturer could cause delays in our performance of contracts or reduce our gross margin if the substitute manufacturer could not deliver on time or at the same contract price.

4. Taxing authorities could modify our tax exemptions or challenge our tax allocations and require us to pay more taxes.

Our operations are predominantly located in China, where tax incentives have been extended to encourage foreign investment. Our effective tax rate could increase if these tax incentives are not renewed upon expiration or tax rates applicable to us are increased. Substantially all of the customers' products manufactured by factories we employ in China are sold to customers based in the United States. Tax authorities in jurisdictions in the United States could challenge the manner in which profits are allocated between US and Chinese subsidiaries, and if we do not prevail in any such challenge we will be required to pay more taxes.

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

Under its current leadership, the Chinese government has been pursuing economic reform policies. Changes in these policies or political instability could affect our ability to operate, to repatriate funds from China, or increase our costs of doing business or our tax rate. Even though the United States has granted a most favored nation status to China, this could be revoked or retaliatory tariffs could make the import of our products prohibitively expensive. The Chinese government could change its policies toward private enterprise or even nationalize or expropriate private enterprises, which could result in the total loss of our investment in that country.

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

Some of our costs such as payroll, material and equipment costs are denominated in Chinese Renminbi. Changes in the exchange rate between the Renminbi and the U.S. dollar will affect our costs of sales and operating margins. Presently, China's currency is not freely convertible and thus fluctuations in the value of this currency have not had a significant impact on operations. Some interests in the United States and other nations believe that a revaluation of the Renminbi is overdue, and any revaluation would increase our manufacturing costs relative to the rest of the world and reduce our sales.

Background

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

Prior to our identification of Worldwide Manufacturing USA, Inc., a privately held California corporation, ("Worldwide USA") as an acquisition target, our only business activities were the organizational activities described above, including registration under the Securities Exchange Act of 1934, and efforts to locate a suitable business opportunity for acquisition.

On September 30, 2003, we acquired all of the issued and outstanding common stock of

Worldwide USA in a share exchange transaction. We issued 27,900,000 shares in the share exchange transaction for 100% or 10,000 of the issued and outstanding shares of Worldwide USA's common stock. As a result of the share exchange transaction, Worldwide USA became our wholly owned subsidiary.

The former stockholders of Worldwide USA acquired 93% of our issued and outstanding common stock as a result of completion of the share exchange transaction. Therefore, although Worldwide USA became our wholly owned subsidiary, the transaction was accounted for as a recapitalization of Worldwide USA, whereby Worldwide USA is deemed to be the accounting acquirer and is deemed to have adopted our capital structure. No finder's fee was paid to any person in connection with the transaction.

All operating activities are carried out through Worldwide USA as our wholly owned subsidiary, and Worldwide USA's wholly owned subsidiary, Shanghai Intech Electro-Mechanical Products Co., Ltd. ("Intech"). Intech was incorporated as a United States subsidiary doing business in China, registered in the city of Shanghai, China in 1997. Worldwide is an engineering firm specializing in manufacturing, and Worldwide contracts with factories in China to produce its varied goods. Intech employs (25) twenty-five engineers in Shanghai. As an engineering firm, Intech provides technical advisory, design, delivery material procurement and manufacturing quality control services to companies in the United States seeking to manufacture or purchase components from the manufacture or purchase components from manufacturers in China. Worldwide does not have operations throughout the world, but only in the state of California and the Peoples Republic of China.

On February 25, 2005, Worldwide USA completed an Agreement for Sale and Purchase of the Business Assets of Chengde Science & Technology (“Chengde”) located in Changchun Gaoxin District. The total price was for $300,000 with the following payment schedule: The first payment of $120,000 will be paid by March 28, 2005. The second payment will be in the form of Worldwide common shares of 200,000. These shares will bear a restrictive legend. The final payment will be issued in March, 2006 and bear a restrictive legend. Chengde is a factory that produces air conditioner units for automobiles primarily located in Asia.

General

Incorporated in California in 1996, Worldwide Manufacturing USA, Inc. is a direct manufacturer of air conditioner units for automobiles and is an engineering firm specializing in manufacturing and contract manufacturing. Its products are manufactured in factories in China. A contract manufacturer locates factories capable of producing customer parts according to desired specifications and quality standards imposed by the customer. The contract manufacturer hires subcontractors (factories) that provide the plant, equipment, manufacturing working capital and factory labor. Worldwide provides sales, management, production control and technical support. Worldwide's goal is to timely deliver high quality components at manufacturing costs that are at least fifty percent (50%) less than what Worldwide's customers would pay for similar parts in the United States. As a contract manufacturer, Worldwide does not manufacture customer parts with the exception of car air condition units, but subcontracts to factories that produce these parts. Worldwide's role is to ensure that the parts meet specifications and quality standards imposed by our customers. Worldwide does not have operations throughout the world, but only in the state of

California and the Peoples Republic of China. Worldwide's website address is www.wwmusa.com.

Worldwide provides its services to several companies in the United States, primarily in the aerospace, automotive, and electronics industries.  Worldwide also produces air conditioning units for automobiles through its wholly owned subsidiary Chengde Science & Technology Co., Ltd in Changchun, City, China. Although Worldwide initially focused on manufacturing components for the high tech industry, Worldwide's CEO, Jimmy Wang, realizes that through Worldwide's business model, the company has the ability to arrange for the manufacture of products, parts, and components for a broad number of industries. Worldwide currently arranges for the manufacture of components and products for a wide variety of customers. Worldwide primarily produces air conditioning units for automobiles primarily in Asia.

Worldwide sells to its customers under purchase orders, which it receives from time to time. We do not have long-term contracts with any customers. As a result, it is difficult to forecast revenues, and planning for future operations is also difficult. Because many of our costs and operating expenses are fixed, any unforeseen reduction in purchase orders can affect our gross margin and operating income.

In order to ensure a consistently high-quality product, it is imperative for a company in the contract manufacturing business to have a local quality control team. The team's responsibility is to institute quality control procedures that ensure the quality of products from start to finish.

Through Worldwide’s wholly-owned subsidiary in Shanghai, Intech Electro-Mechanical Products Co., Ltd. (hereinafter, "Intech"), Worldwide employs twenty-five (25) staff engineers. As an engineering firm, Intech provides technical advice, design, delivery, material procurement, and manufacturing quality control services to companies in the United States seeking to manufacture or purchase components from manufacturers in China. The quality control procedures used by Intech and Worldwide are described below from start to finish:

After receiving a request for parts from a customer, one of Intech's material engineers will first study the material and then contact the customer's engineer to get an idea of the application of that part in order to decide if the material can be purchased from a Chinese material supplier as opposed to United States’ suppliers, which are more expensive. If permission is given, that engineer will provide the customer's engineer with all the chemical and physical data of the Chinese material, which is closest in features to that of the material called for by the drawing for approval. After the material issue is resolved, one of our electronics or mechanical or fiber optic engineers will study the drawing and contact the customer's engineers to get an idea of the application for that part in order to propose some kind of engineering changes for the purpose of low cost production. Our price proposal will not be made until all the technical questions are answered. In many cases, our first proposal includes two alternative prices and deliveries from which a customer may choose. These price schedules include an "A," and "B," with a "C" pricing as a variation of the "A" and "B" price schedule. Price A is 100% based on the request for proposal with no modifications. Usually the price is higher and delivery time is longer. American material costs, plus internal shipping costs are usually much higher than the cost of Chinese material and also take a longer time for the Chinese factory to receive it. Generally, price A does not offer enough incentives for a customer to produce these parts using offshore manufacturing.

Price B is based on the proposal with our suggested engineering and material changes. Price B is lower in price and the lead-time is shorter. Price B is the price using materials from suppliers in China which are cheaper than United States' suppliers for the same material, as well as Worldwide's engineers in the design process. Price C is the final price and it is a compromise by the customer regarding its quality of materials used, where the supplier is located (China or United States) and the engineering design, whether it is designed by our engineers where the cost is less, or by an outside engineering firm.

In most cases, the customer accepts our partial suggestions for engineering and material changes; therefore, we re-quote with a "C" price and delivery proposal, which falls between the "A" and "B" price structures.

If we are successful with obtaining that order, our engineer writes the production and inspection procedures with all the considerations based on the information from the initial contacts with the customer's engineers. Shanghai Intech Electro-Mechanical Products Co., Ltd., the subsidiary of Worldwide Manufacturing, will compel the manufacturer to follow the procedures through a three-stage on-site inspection process and two incentive programs, both of which are described below. The purposes of the following inspection procedures are to ensure that the customer receives quality parts. There is no extra charge to the customer for having these quality control procedures. Worldwide institutes these procedures on behalf of our customers and in order to better compete with other contract manufacturers. By providing high quality parts, it allows Worldwide to attract and retain contract-manufacturing orders from our customers. As a contract manufacturer, Worldwide does not manufacture customer parts, but subcontracts to factories that produce these parts. Worldwide's role is to ensure that the parts meet specifications and quality standards imposed by our customer.

Our customer agrees to pay a certain price per unit manufactured and delivered in accordance with the purchase order. Worldwide’s per-unit price from the subcontractor is lower, and the difference represents our gross margin. Since we do not separately charge the customer for our engineering advice, we only are paid in connection with orders placed by the customer.

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

Three Percent Incentive or Penalty Agreement with Manufacturers (Incentive Program One)

To encourage a factory to effectively control quality on their own, we signed an agreement with most of the factories producing our parts for either receiving 103% or 97% of the originally determined payment amount from Worldwide's Shanghai office. If a lot costs $100,000 for Worldwide to buy and that lot is rejected with proof by our inspector during the first inspection, the payment will be reduced by 3%. The factory is going to receive a payment of $97,000 from Worldwide even if that lot is finally accepted after it has been re-worked. Otherwise, if the first inspection is passed, the payment to the factory is $103,000 instead of $100,000. So the difference is 3% ($3,000), which is considered by Chinese factories as a large enough incentive to provide the necessary quality control.

Incentive Rewarding Program With Worldwide Inspectors (Incentive Program Two)

The base salaries of our inspectors are very low compared to the base salaries of inspectors in the United States. About 70% of our inspectors' income is derived from incentive programs. If Worldwide’s inspector rejects the lot during the first inspection, the inspecting engineer will get one-third of the $3,000, or $1,000. Even if the inspection he/she conducts is passed during the first inspection, he/she will get a half of a percent of the value of that shipment, as long as the customer eventually accepts the shipment.

Our practice has proven the above quality control procedures to be very effective. This has allowed our rejection rates for the last few years to be less than two percent.

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

-

it arranges Kanban inventory for 24-hour delivery; and

-

it responds quickly to customer questions and concerns.

Additionally, Worldwide has a customer reception office at its Shanghai subsidiary, which makes arrangements for its customers’ airline tickets, and hotels at a discounted rate, along with providing local transportation and language interpretation.

Worldwide is able to provide its customers with the considerable cost advantages while eliminating the disadvantages of quality and delivery issues frequently experienced by companies, which have direct contracts with manufacturers in China.

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

Suppliers and Customers

Worldwide's largest suppliers are now Shanghai Xinli Trading Company Ltd. and Shanghai ShangJi Tool Co. Ltd., who accounted for $302,150 or 6.9% and $261,026 or 5.9% respectively of the total materials purchased by Worldwide for the period ending December 31, 2004. Worldwide's largest suppliers were Shanghai Xinli Trading Company Ltd. and Ningbo Hengda Metal Products Co. Ltd., who accounted for $360,189 or 8.9% and $157,385 or 3% respectively of the total materials purchased by Worldwide for the period ending December 31, 2003. In the year ending December 31, 2002 these material purchases accounted for 50% or 1,382,504 or 54% of our manufacturing supplies.

The customers listed below represented approximately 39% of Worldwide's revenues both in 2003 and the year ending December 31, 2004. Worldwide Manufacturing has no agreements with any of these suppliers.

Name of Customer	Amount of Sales 2004	% of Sales	Amount of Sales 2003	% of Sales
Joslyn Manufacturing Co., LLC	$949,514	14.2	$1,081,354	18
Joslyn Sunbank, Inc.	$956,864	14.3	$580,703	9.7
Radio Waves Corp. (Smith Industry)	$798,230	11.9	$442,365	7.4
Teleflex Electrical, Inc	$378,945	5.7	$341,552	5.7
Crosman Corporation	344,530	5.1	$36,765	0.6
Pacific Scientific-CA	$342,196	5.1	$341,552	5.7

Competition

Worldwide strives to ensure quality and provide low cost to customers so that it can remain competitive. The contract manufacturing service industry remains a strongly competitive industry. There are hundreds of companies, many larger than Worldwide, that have substantially greater manufacturing, financial, research and development, engineering and marketing resources. Worldwide Manufacturing is a small competitor in this multi billion dollar industry. If overall demand for contract manufacturing services should decrease, this could result in substantial pricing pressure which would negatively affect revenue and net profit for Worldwide.

Employees

Worldwide currently employs fifty one employees, including 25 staff engineers and 13 administrative personnel at Worldwide's wholly owned subsidiary Intech in Shanghai, China. The remaining 13 employees work at the California office in San Bruno. Four of these employees are in sales with the remaining eight employees working in support and administrative roles. All employees are full time.

ITEM 2.

DESCRIPTION OF PROPERTY

On May 1, 2003, Worldwide entered into a 60-month lease for 6,825 square feet of office/ warehouse space located at 1142 Cherry Avenue in San Bruno, California. The rent per month is

$6,893.25 with rent increasing three percent each year with the last year's rent of the lease being $7,758.41. The Company has office/ warehouse space located in Shanghai, China. On June 1, 2001, Shanghai Intech Electro-Mechanical entered into a lease for $2,690 per month for approximately 1,800 square feet of rentable space. The term of this lease expires May 31, 2004. In addition, Worldwide leases space for its wholly owned subsidiary Chengde Science & Technology Co., Ltd.

ITEM 3.

LEGAL PROCEEDINGS

Not Applicable.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)

Market Information

 Our stock is quoted on the OTC Bulletin Board under the symbol "WMFG". Worldwide began trading on June 1, 2004. There are 30,337,500 shares outstanding. The below table provides the average low and high bid and ask prices for the preceding quarters of 2004.

	Year ended December 31, 2004
	BID	ASK
1st QTR	$ 0	$ 0
2nd QTR	$.40	$.65
3rd QTR	$.35	$.65
4th QTR	$.35	$.60

(b)

Holders

As of December 31, 2004, there were approximately 28 record holders of Company common stock.

(c)

Dividends

The Company has not paid any dividends on its common stock. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(d)

Equity Compensation Plans

Worldwide has established a stock option plan for its employees on April 1, 2004 in order to attract and retain qualified employees on behalf of the Corporation as well as provide employees with an opportunity to participate in the growth of the Corporation.  Worldwide approved that up to 4, 500,000 shares will be authorized. As of December 31, 2004, no shares have been exercised under this plan. The 2004 Stock Option Plan provides the opportunity for employees to purchase shares at $.40.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Certain statements in this report, which are not statements of historical fact, are what are known as "forward-looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "hopes," "seeks," "anticipates," "expects, "and the like, often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to our present and future operations, and statements, which express or imply that such present and future operations will or may produce revenues, income or profits. In evaluating these forward-looking statements, you should consider various factors, including those described in this report under the heading "Risk Factors" in Part I, Item 1, “Business.” These and other factors may cause our actual results to differ materially from any forward- looking statement. We caution you not to place undue reliance on these forward-looking statements. Although we base these forward-looking statements on our expectations, assumptions, and projections about future events, actual events and results may differ materially, and our expectations, assumptions, and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

Management’s Discussion for December 31, 2004

Financial Condition. As of December 31, 2004, the current assets of Worldwide were $2,199,978 compared to current assets in year ending December 31, 2003 of $1,760,468. This represents an increase of $439,510 or approximately 25%. The increase in current assets was the result of increases in accounts receivable of $160,180 due to an increase in customer orders. Inventory was $607,354 in 2004 compared to $377,522 in year ending 2003. The increase in inventory of $229,832    from year-end 2004 as compared to 2003 was the result of management’s decision to carry surplus inventory to create a faster turnaround for customer orders. Current liabilities at December 31, 2004 totaled $1,311,219 compared with $1,751,211 at December 31, 2003. This represents a decrease of $439,992 or 25% decrease in current liabilities due primarily to reflecting fluctuations in trade accounts payable and short-term borrowing. Total assets were $2,621,760 at December 31, 2004 as compared with $2,562,792 on December 31, 2003. This increase of $58,968 or 2% was the result of the acquisition of fixed assets for Worldwide and the updating of accounting software.

Results of Operations. Net sales for the year ending December 31, 2004 were $6,700,593 compared to $5,999,630 in December 31, 2003, an increase of $700,963 or approximately 12%. Gross profit increased by $598,820 from $2,547,225 (38% of sales) in December 31, 2004 compared to $1,948,405 (32% of sales) for December 31, 2003. The profit margin increased to the targeted 35 to 40 percent gross margins. In 2003, due to a single sale representing approximately 10% of the period’s volume at a 10% margin as a result of price competition in the market the gross margin for the year was 32%. This sale was made to Grinm Semiconductor in the first quarter of 2003.  At this time there was considerable weakness in the semiconductor industry and competition was intense with profit margins of approximately 10%-12%. Since that time, profit margins have increased and there has been a rebound in the semiconductor industry. The Company continues to concentrate on obtaining orders that will provide a targeted 35% to 40% gross margin, similar to that experienced in the years ending 2002 and 2001. Gross margins in those periods were 43% and 42% respectively. Cost of goods sold for year ending December 31, 2004 was $4,153,368 compared to $4,015,225 on December 31, 2003. This increase of $138,143 or 3% was the result of higher sales. Net profit for year ending December 31, 2004 was $521,486 compared to $540,872 for December 31, 2003. The decrease of $19,386 was the result of income tax expense of $256,492 compared to income tax benefit of $38,500 in 2003. Net operating income before income taxes was $777,978 or approximately 12% of sales compared to $502,372 or 9% in 2003.The reason for the increase in net profit and profit percentage was the result of increase demand for the Company’s products as well as greater profit margin for those products.

The general and administrative expenses for year ending December 31, 2004 were $1,426,813 compared to $1,264,191 for year ending December 31, 2003. The increase of $162,622 or 13% was due to an increase in personnel hired to seek suitable acquisitions for the Company and the costs of being public on the OTC Bulletin Board Exchange.

Liquidity and Capital Resources.

The following is a summary of Worldwide’s cash flows from operating, investing, and financing activities during the periods indicated:

	Year ended December 31,
	2004	2003
Operating Activities	$334,136	$ 260,524
Investing activities	$(16,534)	$(404,211)
Financing activities	$(273,829)	$54,320
Net effect on cash	$43,773	$ (89,367)

For 2004, operating cash flows were generated by Worldwide’s net income and were reduced by the retirement of $273,829 in debt due to shareholder loans. In 2003 Worldwide’s operating cash flows were generated by net income and were reduced by the increased investment in inventory.

In 2004, Worldwide invested $16,534 to update office equipment and accounting software. In 2003, Worldwide invested approximately $400,000 in equipment for Shanghai Intech, its wholly owned subsidiary.

In 2004, Worldwide reduced its debt repaying a shareholder loan of $220,000 plus $53,829 for lines of credit and principal payments on long-term debt. In 2003, Worldwide’s borrowings on its line of credit was ($90,000), loans from shareholders ($166,000) and installment debt ($31,000), and this amount was offset by distributions to shareholders ($234,000).

Worldwide has available as of March 15, 2005 a $350,000 line of credit with a bank, secured by assets, through March 15, 2006 at bank prime plus 0.5%.

ITEM 7.

FINANCIAL STATEMENTS

See the following pages.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Worldwide Manufacturing USA, Inc. and Subsidiaries

We have audited the consolidated balance sheet of Worldwide Manufacturing USA, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  We did not audit the 2004 financial statements of Shanghai Intech Electro-Mechanical Products Co., Ltd., a wholly-owned subsidiary of the Company, which financial statements reflect total assets of $88,085 as of December 31, 2004, and total revenues of $535,076 for the year then ended.  Those statements were audited by other auditors whose report, dated January 9, 2005, have been furnished to us and included herein and our opinion, insofar as it relates to data included for Shanghai Intech Electro-Mechanical Products Co., Ltd., is based solely on the report of the other auditors.  The financial statements of Worldwide Manufacturing USA, Inc. and Subsidiaries as of December 31, 2003, were audited by other auditors whose report dated February 13, 2004, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Worldwide Manufacturing USA, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of its consolidated operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Child, Sullivan & Company

Kaysville, Utah

February 25, 2005

Independent Auditor’s Report

To Shanghai Intech Electro-Mechanical Products Co., Ltd.:

We have audited the accompanying balance sheet of Shanghai Intech Electro-Mechanical Products Co. Ltd. (“the Company”), as of December 31, 2004, and the related statement of Income, retained earnings and cash flows for the year then ended 2004. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Generally Accepted Auditing Standards promulgated by the American Institute of Certified Public Accountants. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company maintains its books and prepares its statutory financial statements in accordance with the relevant accounting principles and financial regulations promulgated by the Ministry of Finance of the PRC.  The accounting policies and basis adopted in the preparation of the statutory financial statements differ in certain material respects from U.S. generally accepted accounting principles (“USGAAP”).  Appropriate adjustments have been made to the statutory financial statements to make them conform to USGAAP.  However, taxes issues including VAT and Enterprise Income tax were not adjusted accordingly.

In our opinion, except for the above paragraph in which we mentioned about the tax issues, the financial statements referred to above present fairly, in all material respect, the financial position of the Company as of December 31, 2004, the results of its operations and its cash flow for the year 2004 in conformity with the U.S. generally accepted accounting principles.

HORWATH CHINA SHANGHAI CPA LIMITED

Certified Public Accountants

 January 9 2005

Worldwide Manufacturing USA, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31,

ASSETS

2004

2003

Current assets:

Cash and cash equivalents

$

169,738

$

125,965

Accounts receivable (net of allowance for doubtful

accounts of $14,000 and $0, respectively)

1,335,144

1,174,964

Inventories

607,354

377,522

Deferred tax assets

-

46,600

Income taxes receivable

36,392

-

Other current assets

51,350

35,417

Total current assets

2,199,978

1,760,468

Fixed assets:

Vehicles

117,083

117,083

Furniture & fixtures

4,496

4,496

Equipment

452,830

448,824

Software

27,946

15,418

Other

1,165

1,165

Total fixed assets

603,520

586,986

Less accumulated depreciation

(181,738)

(110,407)

Net fixed assets

421,782

476,579

Other assets:

Other noncurrent assets

-

325,745

Total assets

$

2,621,760

$

2,562,792

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable

$

1,170,518

$

1,323,623

Lines of credit

101,081

147,694

Accrued expenses

32,090

44,574

Income taxes payable

-

8,100

Notes payable- related parties

-

220,000

Current portion of long-term debt – (note 3)

7,530

7,220

Total current liabilities

 1,311,219

 1,751,211

Long-term liabilities:

Notes payable-less current portion – (note 3)

16,827

24,353

Deferred compensation

-

150,000

Total long-term liabilities

16,827

174,353

Stockholders’ equity:

Common stock, no par value; 100,000,000 shares

authorized; 30,337,500 and 30,000,000 shares

issued and outstanding, respectively

169,871

34,871

Retained earnings

1,123,843

602,357

Total stockholders’ equity

1,293,714

637,228

Total liabilities and stockholders’ equity

$         2,621,760

  $

2,562,792

The accompanying notes are an integral part of the financial statements.

Worldwide Manufacturing USA, Inc. and Subsidiaries

Consolidated Statements of Operations

      Years Ended December 31,

       2004

         2003

Revenues

Regular sales, net of returns of $40,343 in 2004

and $144,120 in 2003

$

6,700,593

$

5,999,630

Cost of goods sold

(4,153,368)

(4,051,225)

Gross Profit

2,547,225

1,948,405

Operating Expenses

Other general and administrative

1,426,813

1,264,191

Advertising

48,235

16,308

Management and professional fees paid to

shareholders – (note 10)

231,000

96,000

Depreciation

71,331

51,129

Total operating expenses

1,777,379

1,427,628

Net operating income

769,846

520,777

Other income (expense)

Interest income

10,900

13,372

Interest expense

(7,721)

(31,777)

Government grant

4,953

-

Total other income (expense)

8,132

(18,405)

Net income before income taxes

777,978

502,372

Income tax (expense) benefit

(256,492)

38,500

Net income

$

521,486

$

540,872

Net income per share

$

.02

$

.02

Weighted average shares outstanding

30,177,630

30,000,000

The accompanying notes are an integral part of the financial statements.

Worldwide Manufacturing USA, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2004 and 2003

Common Stock

     Retained

Shares

Amount

     Earnings

Total

Balance at January 1, 2003

30,000,000

$

34,871

$

295,177

$

330,048

Shareholder distributions

-

-

(233,692)

(233,692)

Net income-2003

-

-

540,872

     540,872

Balance at December 31, 2003

30,000,000

34,871

602,357

637,228

Common stock issued for services

337,500

135,000

-

135,000

Net income-2004

-

-

521,486

521,486

Balance at December 31, 2004

30,337,500

$

169,871

$

1,123,843

$

1,293,714

The accompanying notes are an integral part of the financial statements.

Worldwide Manufacturing USA, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,

        2004

      2003

Operating activities

Net income

$

521,486

$

540,872

Adjustments to reconcile net income to net cash

provided by operating activities:

Depreciation

71,331

51,129

Stock issued for services

135,000

-

Allowance for doubtful accounts

14,000

-

Deferred income taxes

46,600

(46,600)

Changes in operating assets and liabilities:

Accounts receivable

(174,180)

(497,157)

Income taxes receivable

(36,392)

-

Inventories

(229,832)

(264,624)

Other current assets

(15,933)

(3,040)

Long-term receivables

-

111,594

Other noncurrent assets

325,745

(156,179)

Accounts payable

(153,105)

507,706

Accrued expenses

(12,484)

8,723

Income taxes payable

(8,100)

8,100

Deferred compensation

(150,000)

-

Net cash provided by operating activities

334,136

260,524

Investing activities

Purchase of fixed assets

(16,534)

(404,211)

Net cash used in investing activities

(16,534)

(404,211)

Financing activities

Proceeds from lines of credit

         -

90,439

Payments on lines of credit

 (46,613)

-

Proceeds from shareholder loans

-

166,000

Payments on shareholder loans

(220,000)

-

Proceeds from long-term debt

-

31,573

Principal payments on long-term debt

(7,216)

-

Shareholder distributions

-

(233,692)

Net cash provided by (used in) financing activities

(273,829)

54,320

Net increase (decrease) in cash

43,773

(89,367)

Cash at beginning of period

125,965

215,332

Cash at end of period

$

169,738

$

125,965

Supplemental disclosure of non-cash investing and financing activities

Interest paid in cash

$

7,721

$

34,311

Income taxes paid in cash

$

214,184

$

-

The accompanying notes are an integral part of the financial statements.

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2004 and 2003

1.

Significant Accounting Policies

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Description of Business

Worldwide Manufacturing USA, Inc. (Worldwide, the Company) is a manufacturing engineering firm and international contract manufacturer, using factories in China.  Worldwide provides services to several companies in the United States, primarily the aerospace, automotive, and electronics industries.  Worldwide employs twenty-five (25) staff engineers through its wholly owned subsidiary, Shanghai Intech Electro-Mechanical Products Co., Ltd. (Intech).  Intech provides technical advisory, design, delivery, material procurement, and manufacturing quality control services.  Worldwide uses its engineers to write the production and inspection procedures, manages the production process, and conducts quality control audits as well as in-progress and final inspections of the customers’ products.

On September 30, 2003, the Company, formerly known as Tabatha III, Inc., acquired all of the issued and outstanding common stock of Worldwide Manufacturing USA, Inc. (Worldwide USA), a privately held operating company, in a share exchange transaction.  The Company issued 27,900,000 shares in the share exchange transaction for 100%, or 10,000 shares, of the issued and outstanding shares of Worldwide USA’s common stock.  Immediately prior to the acquisition, 10,762,000 shares of stock had been outstanding, and as part of the acquisition arrangement, certain shareholders of Tabatha III, Inc. agreed to surrender for cancellation a total of 8,662,000 common shares held by them.  Total shares outstanding after the Worldwide USA acquisition were 30,000,000.  As a result of the share exchange transaction, Worldwide USA became a wholly-owned subsidiary of the Company.  The parent company, Tabatha III, Inc., changed its name to Worldwide Manufacturing USA, Inc. in November, 2003.

The former stockholders of Worldwide USA acquired a majority of the issued and outstanding common stock as a result of the share exchange transaction.  The transaction has been accounted for as a recapitalization of Worldwide USA, whereby Worldwide USA is the accounting acquirer.  The accompanying financial statements reflect the financial position and operating results of the Company for all periods presented.

Principles of Consolidation

The accompanying financial statements include Worldwide Manufacturing USA, Inc., a Colorado corporation (formerly Tabatha III, Inc.) and a public company, its operating subsidiary, Worldwide USA, a California corporation, and a subsidiary, Intech, owned by Worldwide USA.  Intercompany transactions have been eliminated in consolidation.

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2004 and 2003

1.  Significant Accounting Policies (continued)

Fixed Assets

Fixed assets are stated at historical cost and are depreciated over the useful lives of the assets. Depreciation is computed primarily using the straight-line method based on estimated useful lives, which range from 3 to 25 years.

Repairs and Maintenance

Repairs and maintenance of a routine nature are charged as incurred to operations, while those that extend or improve the life of existing assets are capitalized.

Inventories

Inventories consist of finished goods of manufactured products.  Cost is stated at the lower of cost or market on a first-in, first-out (FIFO) basis.  The Company has not recorded an allowance for slow-moving or obsolete inventory.  Obsolete inventory at December 31, 2004 and 2003 was minimal.

Revenue Recognition

The Company recognizes revenue from product sales when the orders are completed and shipped, provided that collection of the resulting receivable is reasonably assured.  Amounts billed to customers are recorded as sales while the shipping costs are included in cost of sales. Returns on defective custom parts may only be exchanged for replacement parts within 30 days of the invoice date.  Returns on defective catalogue parts, which can be resold, may be exchanged for replacement parts or for a refund.  Revenue from non-refundable customer tooling deposits is recognized when the materials are shipped or when the deposit is forfeited, whichever is earlier.

Advertising Costs

The Company generally expenses advertising costs as incurred.  Advertising expenses charged to operations were $48,235 and $16,308 in 2004 and 2003, respectively.

Income Taxes

The Company uses the liability approach to financial accounting and reporting for income taxes.  The differences between the financial statement and tax bases of assets and liabilities are determined annually.  Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the period in which they are expected to affect taxable income.  Valuation allowances are established, if necessary, to reduce deferred tax asset accounts to the amounts that will more likely than not be realized.  Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax asset and liability accounts.

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2004 and 2003

1.

Significant Accounting Policies (continued)

Income Taxes (continued)

The September 30, 2003 recapitalization of the Company qualifies as a reverse acquisition under Section 1.1502-75(d)(3) of the Internal Revenue Code.  Prior to this date, the shareholders of the Company had elected for it to be taxed as a “Subchapter S” corporation.  Consequently, no income taxes have been recorded in the financial statement for income earned for the nine-month period ended September 30, 2003.  Subsequent to the recapitalization, the Company filed a consolidated tax return.

Intangibles

Patent costs and other identifiable intangibles are capitalized and generally amortized over useful lives of 15 years or less.  Effective in 2001, goodwill is assessed for impairment annually and is not amortized.

Research and Development

The Company expenses the cost of research and development as incurred.  No research and development costs were charged to operations during 2004 or 2003.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Non-Cash Equity Transactions

Shares of other equity instruments issued for non-cash consideration are recorded at the fair value of the consideration received, or at the value of the stock given, considered in reference to contemporaneous cash sale of stock.

Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities, as well as footnote disclosures included in the financial statements and accompanying notes.  Actual results may differ from those estimates and such differences may be material to the financial statements.  The more significant estimates include:  useful lives and residual values of fixed assets, fair market values of inventory, goodwill and intangible impairment tests, reserves for warranty, returns, and product liability losses, and credits losses.

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2004 and 2003

1.

Significant Accounting Policies (continued)

Foreign Currency Transactions and Translation

Transaction gains and losses result from a change in exchange rates between the functional currencies in which a foreign currency transaction is denominated.  They represent an increase or decrease in (a) the actual functional current cash flows realized upon settlement of foreign currency transactions and (b) the expected functional currency cash flows on unsettled foreign currency transactions.  All transaction gains and losses are included in other income or expense.  For all years presented, sales to customers were primarily denominated in U.S. dollars.

Assets and liabilities of Intech are translated into U.S. dollars at the prevailing exchange rate in effect at each period end.  Revenue and expenses are translated into U.S. dollars at the average exchange rate during the reporting period.  Contributed capital is translated into U.S. dollars at the historical exchange rate when capital was injected.  Any difference resulting from using the current rate, historical rate, and average rate in determination of retained earnings is accounted for as a translation adjustment and reported as part of comprehensive income or loss in the equity section.  Exchange differences are recognized in the income statement in the period in which they occur.

Fair Value of Financial Instruments

Unless otherwise indicated, the fair value of all reported assets and liabilities, which represent financial instruments (none of which are held for trading purposes), approximate the carrying values of such instruments.  At December 31, 2004 and 2003, both short and long-term receivables in the amounts of $1,349,144 and $1,168,813, respectively, were pledged as collateral in connection with bank loans.

Compensated Absences

Employees of the Company are entitled to be compensated for absences depending on job classification, length of service, and other factors.  At December 31, 2004 and 2003, the minimal amounts unused by employees could not be estimated, and accordingly, no provision is recorded.

Concentrations, Risks, and Uncertainties

The Company has the following concentrations of business with customers and suppliers constituting greater than 10% of the Company’s gross sales and purchasing volume:

	2004	2003
Customer A	14%	18%
Customer B	14%	10%
Customer C	12%	7%

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2004 and 2003

1.

Significant Accounting Policies (continued)

Concentrations, Risks, and Uncertainties (continued)

In 2004, the Company’s two largest suppliers comprised 13% of its manufacturing cost, versus 12% during 2003.

The Company’s customers in the aerospace, telecommunications, automotive, and electronics industries comprised the majority of its sales in 2004 and 2003.  These four industries counted for 51% and 52% of the Company’s sales in 2004 and 2003, respectively.

As part of the production process, the Company may be required by its suppliers to advance funds under short-term agreements for tooling and other pre-production costs.  The loans are generally unsecured and may carry interest at the prevailing market rate for short-term instruments.  Such tooling is in most cases owned by the suppliers, and is a value primarily for the specific needs of the Company’s customers.  The Company in turn requires its customers to provide a non-refundable down payment to cover such startup costs.  In the event that a supplier is unable to fulfill its production agreements with the Company, management believes that other suppliers can be found for the Company’s products.  However, a change in suppliers would cause a delay in the production process, and could result in loss of tooling deposits and other supplier advances, which could negatively affect the Company’s operating results.  At December 31, 2004 and 2003, the balance of advances owed to the Company is $36,619 and $24,758, respectively.

The Company sells its goods and services internationally, although the majority of its revenue is derived from customers in the United States.  As such, the Company is susceptible to credit risk on accounts and notes receivable from customers in that region.  Additionally, a significant portion of the Company’s U.S. customers consists of entities in the aerospace industry, which has proven to be sensitive to swings in the economic cycle.  Generally, the Company does not obtain security from its customers in support of accounts receivable.

Stock-Based Compensation

The Company will account for employee stock option plans under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services”.

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2004 and 2003

1.

Significant Accounting Policies (continued)

Earnings Per Share

The Company adopted Statement of Financial Accounting Standard No. 128, “Earnings per Share” (“SFAS No. 128"), which is effective for annual periods ending after December 15, 1997.  Earnings per share (EPS) are computed based on the weighted average number of shares actually outstanding.

December 31,

December 31,

     2004

       2003

Weighted average number of common

   shares used

30,177,630

30,000,000

Recent Accounting Pronouncements

In April, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The adoption of this pronouncement did not have a material impact on the Company’s financial condition or results of operations.

In May, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument within its scope as a liability  (or asset in some circumstances).  SFAS No. 150 was effective for financial statements entered into or modified after May 31, 2003 and otherwise was effective and adopted by the Company in 2003.  As the Company has no such instruments, the adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

In January, 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  FIN 46 did not have a material effect on the Company’s operating results and financial position.

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2004 and 2003

1.

Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In December, 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” which codifies, revises, and rescinds certain sections of SAB No. 101, “Revenue Recognition,” in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations.  The changes noted in SAB No. 104 did not have a material effect on the Company’s results of operations, financial position, or cash flows.

Statement of Financial Accounting Standards (SFAS) No. 144 requires that long-lived assets and certain identifiable intangibles held and used by an entity are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 144 has not materially affected the Company’s reported earnings, financial condition or cash flows.

Reclassifications

Certain 2003 balances have been reclassified to conform with the 2004 presentation.

2. Commitments and Contingencies

The Company leases its office spaces and certain vehicles under non-cancelable operating leases.  The Worldwide USA office lease requires increasing annual payments plus a share of operating costs.  Minimum future rental payments under non-cancelable operating leases with remaining terms in excess of one year as of December 31, 2004, in the aggregate and for each of the five succeeding fiscal years are as follows:

2005

       $          147,679

2006

          128,293

2007

   108,026

2008

     14,925

2009

3,731

Total minimum future

   rental payments

               $           402,654

Total rent and lease expense was $141,567 and $127,305 as of December 31, 2004 and 2003, respectively.

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2004 and 2003

3.

Notes payable and Lines of Credit

Notes payable consists of the following at December 31, 2004:

An installment loan payable to a finance company is secured by vehicles, having a carrying value of $17,238, and bears interest at 3.75% per annum.  Principal and interest payments are due monthly in the amount of $440.  The loan is due June, 2008.                                                                                                                            $17,305

An installment loan payable to a finance company is secured by equipment, having a carrying value of $8,689, and bears interest at 5.0% per annum.  Principal and interest payments are due monthly in the amount of $264.  The loan is due July, 2007.                                                                                                                                          7,052

Less current portion

  (7,530)

Long-term debt, less current portion

$ 16,827

Future maturities of long-term debt for the four years succeeding December 31, 2004 are as follows:

2005

$

7,530

2006

7,853

2007

6,359

2008

2,615

Total future maturities

$    24,357

Under the terms of a revolving line of credit agreement with a bank dated March 5, 2003, the Company could borrow up to $250,000 at 0.5% above the bank’s prime interest rate through March 5, 2004.  Funds from these borrowings may be used for any purpose.  The revolving line of credit is secured by all assets of the Company and guaranteed by its officers.  At December 31, 2003, the balance on the line of credit was $147,694.  In March 2004, the available line of credit was increased to $350,000 through March 31, 2005 with substantially the same terms.  At December 31, 2004, the balance on the line of credit was $101,081.

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2004 and 2003

4. Pension Plan and Stock Option Plan

The Company established a SEP plan for the benefit of all full-time employees.  Contributions to the plan are limited to a statutory amount per employer.  No contributions were made for 2004 or 2003.  The Company also established a stock option plan for its employees on April 1, 2004.  The Company approved the plan to issue up to 4,500,000 share of common stock.  The stock option plan provides employees the opportunity to purchase these shares at $.40.  As of December 31, 2004, no shares have been exercised.

5.

Changes in Fixed Assets

 Balance

       Balance

   12/31/2003

   Additions

 Retirements

  12/31/2004

Vehicles

$

117,083

$

-

$

-

$

117,083

Furniture & fixtures

4,496

-

-

4,496

Equipment

448,824

4,006

-

452,830

Software

15,418

12,528

-

27,946

Other

1,165

-

-

1,165

Total fixed assets

$

586,986

$

16,534

$

-

$

603,520

Accumulated

depreciation

(181,738)

Net fixed assets

$

421,782

Depreciation expense charged to operations was $71,331 and $51,129 in 2004 and 2003, respectively.

6.

Related Party Transactions

From time to time, the Company receives loans from its shareholders.  As of December 31, 2003, the balance of loans due to shareholders was $220,000.  The Company repaid the balance of loans due to shareholders during 2004.  Also, at December 31, 2003, the Company was obligated in the amount of $150,000 to its shareholders pursuant to a deferred compensation agreement applicable to the years 2000, 2001, and 2002.  The Company paid the full amount of the balance during 2004.

As of December 31, 2003, the Company’s president owns approximately 18% interest in one of the Company’s vendors, Shanghai Opel Technologies (Opel), a fiber optic manufacturer.  In 2004 and 2003, the Company purchased items for resale from Opel totaling $288,670 and $321,035, respectively.  Also, the Company’s officers are guarantors on its $350,000 line of credit (see note 3).

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2004 and 2003

7.

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

Income tax expense for the year ended December 31, 2004, consists of the following:

	Current	Deferred	Total
Federal	$ 111,436	$ 12,000	$ 123,436
State	22,221	2,500	24,721
Foreign	76,235	32,100	108,335
	$ 209,892	$ 46,600	$ 256,492

A reconciliation of income tax expense (benefit) to expected income taxes using statutory federal income tax rates for the year ended December 31, 2004:

Income tax expense (benefit) at statutory

rate of 34%

            $  264,513

          34%

State taxes

      24,721

3%

Differences in foreign tax rates & methods

    (24,944)

          (3%)

Redetermination of prior year tax liability

      (8,002)

          (1%)

Other

          204

0%

$  256,492

          33%

The provision for income taxes for the year ended December 31, 2003, consists of:

Income taxes currently payable

$

   8,100

Net decrease in deferred taxes

(46,600)

Income tax benefit

$

(38,500)

Deferred income taxes as of December 31, 2003, consist of:

Assets:

Unused federal net operating loss carryforwards (NOL’s)

$

14,500

Foreign subsidiary loss carryforwards

32,100

Net deferred tax asset

$

46,600

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2004 and 2003

7.

Income Taxes (continued)

These NOL’s were completely utilized in 2004.

The effective tax rate for 2003 was (8%).  The difference between this rate and the statutory federal tax rate of 34% is as follows:  Effect of graduated rates 1.3%, effect of state income tax 5.8%, and effect of non-taxable S-corporation earnings 34.9%.

8.

Segment Information

The Company’s operations are classified into two principal reportable segments that provide different products or services.  Worldwide USA purchases and sells manufactured goods from China procured by its subsidiary, Intech.  Intech provides technical advisory, design, delivery, material procurement, and manufacturing quality control services.  Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies, and because of the geographic location of each entity.

Segmental Data – 2004

(amounts in thousands)

	Reportable Segments
	WWMUSA	Intech	Total

External revenue	$ 6,166	$ 535	$6,701
Intersegment revenue	-	3,572	3,572

Interest income	10	1	11
Interest expense	(8)	-	(8)

Depreciation	19	52	71
Net income after tax	226	368	542(1)

Assets
Expenditures for long-lived assets	2	15	17

(1) $52,000 in intercompany profit was eliminated in consolidation.

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2004 and 2003

8.

Segment Information (continued)

Segmental Data - 2003

(amounts in thousands)

	Reportable Segments
	WWMUSA	Intech	Total

External revenue	$ 5,957	$ 43	$ 6,000
Intersegment revenue	-	2,710	2,710

Interest income	13	-	13
Interest expense	(32)	-	(32)

Depreciation	14	37	51
Net income (loss)	435	104	541(1)

Assets
Expenditures for long-lived assets	44	360	404

(1)

$2,000 in intercompany loss was eliminated in consolidation.

9.

Subsequent Events

On February 25, 2005, Worldwide USA completed an Agreement for Sale and Purchase of the Business Assets of Chengde Science & Technology (Chengde) located in Changchun Gaoxin District. The total purchase price was $300,000.  The first payment of $120,000 will be paid by March 28, 2005.  For the second payment, Worldwide will issue 200,000 shares of common stock, which will bear a restrictive legend.  For the final payment in March, 2006, Worldwide will issue shares of common stock, which will also bear a restrictive legend.  Chengde is a factory that produces air conditioning units for automobiles primarily located in Asia.

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2004 and 2003

10.

Management and Professional Fees

The Company paid cash in the amount of $96,000 to shareholders for management services as of December 31, 2004 and 2003.  Also, on June 18, 2004, pursuant to an S-8 Registration filed with the Securities and Exchange Commission, 75,000 shares each were issued to Jimmy Wang, CEO, Mindy Wang, Secretary and Treasurer and John Ballard, CFO for management services.  On the same date, 100,000 shares were issued to a shareholder for legal fees.  The value of the shares on the date of issuance was $130,000.  On October 14, 2004, 12,500 shares were issued to two shareholders for professional services.  The value of the shares on the date of issuance was $5,000.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On or about September 30, 2004, the Company advised Comiskey & Co., 789 Sherman Street, Suite 440, Denver, Colorado, that it had been dismissed and would not be appointed as the Company’s auditors for the fiscal year ending December 31, 2004.

The reports of Comiskey & Co., for the three fiscal years ending December 31, 2001, 2002, and 2003, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to any uncertainty, audit scope or accounting principle.

During the Company’s fiscal years ended December 31, 2001, 2002, and 2003, and from January 1, 2004, there were no disagreements with Comiskey & Co. on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure. There were no reportable events, as described in Item 304(a)(1)(v) of Regulation S-K, during the Company's fiscal years ended December 31, 2001, 2002, and 2003, and from January 1, 2004.

On September 30, 2004, the Board of Directors appointed the firm of Child, Sullivan & Company, (“Child Sullivan”) 1284 W. Flint Meadow Dr., Suite D, Kaysville, Utah 84037 as independent auditors of the Company beginning with the period ending September 30, 2004.   Prior to the engagement of Child Sullivan, neither the Company nor anyone on its behalf consulted with such firm regarding the application of accounting principles to a specified transaction whether completed or uncompleted, the type of audit opinion that might be rendered on the Company’s financial statements or as to any matter that was either the subject of a disagreement with the previous independent auditor or was a reportable event.

The decision to change accountants was recommended and approved by the Company’s Board of Directors.

ITEM 8A.

CONTROLS AND PROCEDURES

The Securities and Exchange Commission defines the term disclosure controls and procedures to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms.   The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms.

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of December 31, 2004, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the fiscal year ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION

None

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following are the directors and executive officers of Worldwide.

Name	Age	Position
Jimmy Wang	49	CEO, President, and Chairman
Mindy Wang	47	Secretary, Treasurer, and a Director
John Ballard	46	Chief Financial Officer
Jehu Hand	50	Director

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

John Ballard, Chief Financial Officer

John Ballard became Chief Financial Officer of Worldwide and its California operating subsidiary in September 30, 2003. John Ballard has more than fifteen years of business management, project management, and accounting experience. From January 2002 to the present, Mr. Ballard has been a financial consultant and director of Reveal Systems, Inc., a software development company and internet provider based in Longmont, Colorado. Mr. Ballard was the Chief Financial Officer of Call Solutions Inc., a publicly traded company, from October 1999 to November 2002. Call Solutions was in the business of opening call centers. From 1997-1999, Mr. Ballard owned and operated various food operations, Cookies 'N' Kreme and Lincoln Street Cafe in the Denver Metropolitan Area. In 1993, Mr. Ballard retired and he traveled until 1997. From 1988 to 1993, Mr. Ballard was Chief Financial Officer for Apple Sundries, Inc., a Denver retail chain. Since 1999, Mr. Ballard has been a major shareholder, owning 10% or more, and a consultant in five blank check companies, Tabatha I, Inc., Tabatha II, Inc., Tabatha III, Inc. (Worldwide's predecessor), Tabatha IV, Inc., and Tabatha V, Inc. Mr. Ballard holds a Bachelor of Science Degree in Management and Marketing from the University of Colorado where he graduated Magna Cum Laude. Mr. Ballard also holds a Masters of Business in Administration from Regis University.

Jehu Hand, Director

Jehu Hand has been a director of Worldwide since September, 2004. In addition, he has been corporate counsel since January 2004. From 2002 to 2004 he has been employed by Hand & Hand, a professional corporation providing consulting and legal services to companies in a wide range of industries. He has been a partner of the law firm Hand & Hand from 1994 to 1999. From January 1992 to December 1992, he was Vice President-Corporate Counsel and Secretary of Biolase Technology, Inc., which designs, manufactures and markets dental lasers and endodontics equipment. He also served as director of Biolase from February 1992 to February 1993. From January to October 1992 Mr. Hand was counsel to the law firm of Lewis, D’ Amato, Brisbois & Bisgaard. Jehu Hand received a J.D. from New York University School of Law and a B.A. from Brigham Young University. He is licensed with the California State Bar. Mr. Hand is a licensed real estate broker. He is also registered principal (Series 7, 24 and 63) of SoCal Securities, a broker-dealer and member of the National Association of Securities Dealers. Mr. Hand was a director and president of Albion Aviation, Inc., from 2000 to March 2003. Mr. Hand is currently serving as a director of Russian Athena and California Service Stations, Inc.

There are no other significant employees. None of the directors serves as a director for any other reporting company.

Code of Ethics

On August 27, 2004, the Company adopted a Code of Ethics.  A copy of same is filed as an exhibit to this Report on Form 10KSB

Audit Committee Financial Expert

Worldwide does not have an audit committee. The entire board of directors functions as the audit committee. Worldwide does not have a financial expert on its audit committee, because of the difficulty encountered by all small public companies in obtaining outside board members. We cannot predict when, if ever, we will be able to attract a person to the board of directors who is a financial expert.

ITEM 10.

EXECUTIVE COMPENSATION

Worldwide USA pays annual salaries of $76,000 to Jimmy Wang, President, $50,000 to Mindy Wang, Controller, and beginning in September, 2003, John Ballard, Chief Financial Officer, began receiving an annual salary of $24,000. Pursuant to an S-8 Registration filed on June 18, 2004, 75,000 shares each were issued to Jimmy Wang, Mindy Wang and John Ballard, along with 100,000 shares issued to director Jehu Hand. There are no employment agreements between the Worldwide and its officers and directors.

Presently, no board member, officer, director or employee has any stock options. There are no retirement plans in place. Directors receive no compensation for acting as directors.

Summary Compensation Table

Name	Principal Position	Year	Salary	Bonus	Annual Other Compensation	Stock Awards	Securities Underlying Options	LTIP Payouts	Other Comp.
Jimmy Wang	Pres., CEO	2001	$60,000	0	$127,342 (1)	0	0	0	$25,000 (2)
Jimmy Wang	Pres., CEO	2002	$55,000	0	$103,953 (1)	0	0	0	$25,000 (2)
Jimmy Wang	Pres., CEO	2003	$60,000	0	$ 124,346 (1)	0	0	0	$0 (2)
Jimmy Wang	Pres., CEO	2004	$76,000	0	$0 (1)	30,000 (3)	0	0	$0 (2)

Mindy Wang	Sec./Treas./ Controller	2001	$36,000	0	$127,342 (1)	0	0	0	$25,000 (2)
Mindy Wang	Sec./Treas./ Controller	2002	$36,000	0	$103,953 (1)	0	0	0	$25,000 (2)
Mindy Wang	Sec./Treas./ Controller	2003	$36,000	0	$124,346 (1)	0	0	0	$0(2)
Mindy Wang	Sec./Treas./ Controller	2004	$50,000	0	$0 (1)	30,000(3)	0	0	$0(2)
John Ballard	Chief Financial Officer	2003	$10,000	0	$0 (1)	0	0	0	$0(2)
John Ballard	Chief Financial Officer	2004	$24,000	0	$0 (1)	30,000(3)	0	0	$0(2)

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

(3)   S-8 shares of stock were issued in the amount of 75,000 shares on June 16, 2004.

There are no non-competition agreements with any of Worldwide's employees.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

The following table sets forth information relating to the beneficial ownership of Company common stock as of March 15, 2005 (i) each person known by Worldwide to be the beneficial owner of more than 5% of the outstanding shares of common stock and (ii) each of Worldwide's directors and executive officers. Unless otherwise noted below, Worldwide believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Title of Class	Name and Address of Beneficial Owner	Number of Shares Held	Percent of Class
Common Stock	Jimmy Wang (1) (2) Worldwide Manufacturing USA, Inc. 1142 Cherry Street San Bruno, California 94066	24,668,776 (3)	81.3%

Common Stock	Mindy Wang(1) (2) Worldwide Manufacturing USA, Inc. 1142 Cherry Street San Bruno, California 94066	24,668,776 (3)	81.3%
Common Stock	John Ballard (1) (2) 6754 W. Hinsdale Pl. Littleton, CO 80128	1,596,000	5.26%
Common Stock	Jehu Hand (1) 24351 Pasto Road Suite B. Dana Point, California 92629	0.0%
All officers and directors as a group (3 in number)		26,264,776	86.57%

(1) The person listed is a director of the Company.

(2) The person listed is an officer of the Company.

(3) Jimmy and Mindy Wang are husband and wife. Each holds directly 12,334,388 shares, but is deemed to beneficially own the shares owned by the other.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time, Jimmy and Mindy Wang may loan money to Worldwide. The Wangs loaned $174,751 on June 30, 2003 for operating capital. As of December 31, 2004, the total outstanding and unpaid on such loans was $0 and at December 31, 2003, it was $220,000, plus interest at 6%. As of the date of this report, all loans have been paid off and no additional monies had been loaned. This note was from Jimmy and Mindy Wang, President and Secretary, respectively. Jimmy and Mindy Wang are husband and wife.

At December 31, 2003, the Company is obligated in the amount of $150,000 to Jimmy and Mindy Wang pursuant to a deferred compensation agreement applicable to the years 2000, 2001 and 2002. As of the date of this report, this entire amount has been paid down. As of the date of this report, no amounts are owed to the Wangs.

ITEM 13.

EXHIBITS

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

14.

Code of Ethics (filed herewith)

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

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit-Related Fees

The aggregate fees billed by Child, Sullivan & Company for the audit of the Company’s annual financial statements were $10,000 for the fiscal year ended December 31, 2004. For fiscal year 2003, Comiskey & Company, Professional Corporation, aggregate fees were $19,328. The aggregate fees billed by Child, Sullivan & Company for  the review of the Company’s statements included in its quarterly reports on Form 10-QSB were $8,000 during the period ended December 31, 2004. The aggregate fees billed by Comiskey & Company, Professional Corporation for  the review of the Company’s statements included in its quarterly reports on Form 10-QSB during period ending December 31, 2003  were $9,000.

Child, Sullivan & Company did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ending December 31, 2004 or December 31, 2003.

Tax Fees

The aggregate fees billed by Child, Sullivan & Company for tax compliance, tax advice and tax planning were $0 for fiscal year ended 2004 and $0 for the fiscal year ended 2003.

All Other Fees

Child, Sullivan & Company did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2004 and 2003.

Audit Committees pre-approval policies and procedures.

We do not have an audit committee. The Board of Directors approved our engagement of Child, Sullivan & Company, Professional Corporation. No services described in Item 9(e) (2) through 9(e)(4) of Schedule 14A were performed by our auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized March 31, 2005.

WORLDWIDE MANUFACTURING USA, INC.

By: /S/ JIMMY WANG

 Jimmy Wang, CEO, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities have signed this report below on March 31, 2005.

 By: /S/ JIMMY WANG

 Jimmy Wang, CEO, President and Director

(Principal executive officer)

By: /S/ MINDY WANG

Mindy Wang, Secretary, Treasurer and a director

By: /S/ JOHN BALLARD

John Ballard, Chief Financial Officer

(Principal accounting and financial officer)