Form 10QSB
period 2005-03-31
WORLDWIDE MANUFACTURING USA INC
filed 2005-05-16
CIK 1111816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB

 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                      OR

   (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER:  0-31761

                       WORLDWIDE MANUFACTURING USA, INC.
            (Exact name of registrant as specified in its charter)

                      Colorado                            84-1536519
(State or other jurisdiction of incorporation 	(I.R.S. Employer Identification No.)
             or organization)

		     1142 Cherry Avenue
                        San Bruno, CA                              94066-6523
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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


Class of Securities       	Shares Outstanding at March 31, 2005
Common Stock, no par value 	30,337,500


Transitional Small Business Disclosure Format   Yes     No X

_______________________________________________________________________________


                                     INDEX




PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements                                                                                  Page

Consolidated Balance Sheets (Unaudited) March 31, 2005                                                        3

Consolidated Income Statements (Unaudited) for the three-month periods ended March 31, 2005 and
March 31, 2004
                                                                                                              5

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)                                        6

Consolidated Statements of Cash Flows (Unaudited) for the three months ending March 31, 2005 and 2004
                                                                                                              7

Notes to Unaudited Consolidated Financial Statements                                                          8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                                                              10

Item 3.  Controls and Procedures                                                                              12

PART II. OTHER INFORMATION                                                                                    12

Signatures                                                                                                    14

Certifications - Filed separately as exhibits

_______________________________________________________________________________


              WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                        MARCH 31,  DECEMBER 31,
                                                           2005          2004
							(UNAUDITED)

   ASSETS

   Current assets:
      Cash and cash equivalents                        $  213,468   $  169,738
      Accounts receivable (net of allowance for doubtful
       accounts of $14,000 at March 31, 2005 and
       December 31, 2004, respectively)                 1,576,876    1,335,144
      Inventories                                         665,133      607,354
      Income taxes receivable                             123,989       36,392
      Prepaid expenses-related party (note 3)              30,000            -
     Other current assets                                 158,690       51,350
     Total current assets                               2,768,156    2,199,978

   Fixed assets:
      Vehicles                                            117,083      117,083
      Furniture & fixtures                                  4,496        4,496
      Equipment                                           573,114      452,830
      Software                                             27,946       27,946
      Other                                                 1,165
      Total fixed assets                                  723,804      603,520
      Less accumulated depreciation                      (198,391)    (181,738)

    Net fixed assets                                      525,413      421,782

    Other assets:
      Patents                                              97,720            -

    Total assets                                     $ 3,391,289     $2,621,760

_______________________________________________________________________________


                         			     MARCH 31,   DECEMBER 31,
                                                     	  2005 	        2004

                                                  	(UNAUDITED)

   LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
       Accounts payable                               $ 1,203,057  $1,170,518
       Lines of credit                                    350,729     101,081
       Accrued expenses                                    12,338      32,090
       Other current liabilities                          563,260           -
       Current portion of long-term debt-related parties    7,530       7,530

   Total current liabilities                            2,136,914   1,311,219

   Long-term liabilities:
       Notes payable-less current portion-related parties  14,980      16,827

   Stockholders' equity:
      Common stock, no par value; 100,000,000 shares
       authorized; 30,337,500 shares issued and
       outstanding                                        169,871     169,871
      Retained earnings                                 1,069,524   1,123,843

   Total stockholders' equity                           1,239,395   1,293,714




   Total liabilities and stockholders' equity         $ 3,391,289  $2,621,760




          See accompanying notes to the unaudited financial statements.

_______________________________________________________________________________


              WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        For the Three Months
                                                            Ended March 31,
                                                          2005          2004

                                                            (unaudited)

    REVENUES

     Regular sales, net of sales returns of $0 and
        $15,888, respectively                           $ 1,583,629   1,398,661
     Cost of goods sold                                 (1,170,632)   (722,718)


    GROSS PROFIT                                            412,997     675,943

    OTHER EXPENSES
     Other general and administrative                       388,040     336,930
     Advertising                                             82,469           -
     Management and professional fees paid to
       related parties (note 3)                              41,500      24,000
     Depreciation                                            16,653      15,569

    Total other expenses                                    528,662     376,499

    Net operating income (loss)                           (115,665)     299,444
    Other income (expense)
         Interest income                                         42      11,192

         Interest expense                                   (2,130)     (2,590)

    Net income (loss) before income taxes                 (117,753)     308,046

    Net income (loss)                                   $  (54,319)   $ 194,542


    Net loss per share                                  $     (.01)   $     .01


    Weighted average shares outstanding                  30,337,500  30,000,000



          See accompanying notes to the unaudited financial statements.

_______________________________________________________________________________


              WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)



                                        Common Stock		  Retained
                                Shares               Amount	  Earnings	Total


Balance at January 1, 2004       30,000,000       $34,871        $602,357         $637,228
Common stock issued for services 337,500          135,000        -                135,000
Net income-2004                  -                -              521,486          521,486
Balance at December 31, 2004     30,337,500       169,871        1,123,843        1,293,714
Net loss-March 31, 2005          -                -              (54,319)         (54,319)
Balance at March 31, 2005        30,337,500       $169,871       $1,069,524       $1,239,395


        See accompanying notes to the unaudited financial statements.

_______________________________________________________________________________


              WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


						   For the Three Months Ended
                                                               March 31,
                                                           2005       2004

                                                            (unaudited)

Operating activities
Net income (loss)                                    $   (54,319)   $    194,542
Adjustments to reconcile net income (loss) to net cash
   Provided by (used in) operating activities:
      Depreciation                                         16,653         15,569
      Changes in operating assets and liabilities:
         Accounts receivable                            (241,732)          1,956
         Inventories                                       24,501       (20,539)
         Income taxes receivable                         (87,597)          7,200
         Prepaid expenses                                (30,000)              -
         Other current assets                           (107,340)        (8,134)
         Other noncurrent assets                                -       (31,896)
         Accounts payable                                  32,539      (114,571)
         Accrued expenses                                (19,752)         67,272
         Income taxes payable                                   -        (8,100)
         Other current liabilities                        263,260        278,538

Net cash provided by (used in) operating activities     (203,787)        381,837

Investing activities
   Purchase of fixed assets                                 (284)        (1,220)

Net cash used in investing activities                       (284)        (1,220)

Financing activities
   Principal payments on long-term debt                   (1,847)        (1,957)
   Proceeds from lines of credit                          249,648         21,140
   Notes payable-related parties                                -      (220,000)
   Deferred offering costs                                      -        (7,466)
   Payment of deferred compensation and S-corp
        distributions                                           -       (15,000)

Net cash provided by (used in) financing activities       247,801      (223,283)

   Net increase in cash                                    43,730        157,334
Cash at beginning of period                               169,738        125,965

Cash at end of period                                $    213,468   $    283,299


Supplemental disclosures:
Interest paid in cash                                $      2,130   $      2,590

Purchase of business assets with other current
liabilities					     $    300,000   $          -



       See accompanying notes to the unaudited financial statements.

___________________________________________________________________________


            WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              MARCH 31, 2005


1. MANAGEMENT'S REPRESENTATION OF INTERIM FINANCIAL INFORMATION

The accompanying financial statements have been prepared by Worldwide Manufacturing USA, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed  or  omitted  as  allowed  by  such rules  and  regulations,  and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2004 as filed in the Company's Form 10-KSB filed with the Commission on March 31, 2005.

   2. SEGMENT INFORMATION

SEGMENTAL DATA - 3 MONTHS ENDED MARCH 31, 2005

                              REPORTABLE SEGMENTS
(amounts in thousands)
                                           WWMUSA           INTECH   TOTAL

External revenue                          $ 1,338        $ 246     $ 1,584
Intersegment revenue                            -          888         888
Interest income                                 -            -           -
Interest expense                                2            -           2
Depreciation                                    4            13         17
Net profit (loss)                           (273)           115   (167)(1)
Assets                                      1,974         1,005      2,979
Expenditures for
     long-lived assets                          -             -         -

  (1) $8,916 in intercompany profit was eliminated in consolidation.

___________________________________________________________________________


            WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                MARCH 31, 2005

2.  SEGMENT INFORMATION (CONTINUED)

SEGMENTAL DATA - 3 MONTHS ENDED MARCH 31, 2004

                              REPORTABLE SEGMENTS
(amounts in thousands)
                                           WWMUSA          INTECH    TOTAL

External revenue                          $ 1,398          $   -    $ 1,398
Intersegment revenue                            -            651        651
Interest income                                 6              5         11
Interest expense                                3              -          3
Depreciation                                    4             12         16
Net profit (loss)                             211              5     194(1)
Assets                                      2,390           1,491     2,765
Expenditures for long-lived assets              1               -         1

  (1) $22,079 in intercompany profit was eliminated in consolidation.

   3. RELATED PARTY TRANSACTIONS

The Company paid cash in the amount of $31,500 for management services and $10,000 for legal services to certain shareholders, who are also members of the Board of Directors, as of March 31, 2005. The Company also prepaid $30,000 to a certain shareholder for legal services, which are to be rendered through the end of the Company's fiscal year.

   4. ACQUISITION OF CHENGDE SCIENCE & TECHNOLOGY (CHENGDE)

On February 25, 2005, Worldwide USA completed an Agreement for Sale and Purchase of the Business Assets of Chengde located in Changchun Gaoxin District. Pursuant to the Agreement, the total purchase price is $300,000. The allocation of the purchase price of the assets of Chengde is as follows: $120,000 for equipment, $82,280 for inventory, and $97,720 for patents. As of March 31, 2005, no payment of cash or issuance of shares of common stock of the Company has occurred. The final payment is expected to occur within the next year. Accordingly, the assets have been recorded and the liability has been classified as other current liabilities. Subsequent to March 31, 2005, the Company paid cash in the amount of $120,000 as the first installment of the purchase of the assets of Chengde.

___________________________________________________________________________


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

___________________________________________________________________________


RESULTS OF OPERATIONS

Net sales for the three months ending March 31, 2005 were $1,583,629 compared to net sales of $1,398,661 for the same period in 2004. This increase of $184,968, approximately 13.2%, was the result of greater demand for the Company's products and services. Gross profit decreased by $262,946 or 38.9% from $675,943 in the quarter ending March 31, 2004 to $412,997 for the quarter
ending March 31, 2005.   The decrease of 38.9% was the result of purchasing
$250,000 of materials for the newly acquired acquisition of Chengde Science Technology Co. Ltd., that were subsequently sold at much lower margins.

Cost of goods sold for the three months ended March 31, 2005 was $1,170,632 compared to $722,718. The increase of $447,914 or 62% was the result of the Company's purchasing of materials for the new factory.

The gross margin percentage decreased from 48% gross margin in March 2004 to approximately 26% as experienced for the three months ending March 31, 2005. The decrease in gross margin reflects the purchasing of materials for the Chengde factory. Net loss before tax for the three months ending March 31, 2005 was $117,753 compared to net income before tax of $308,046 for the three months ended March 31, 2004. The decline in pre-tax income of $425,799 was due to the purchase of materials for the Chengde factory, expansion of the Company's workforce pursuant to the Company's goal to seek potential merger/acquisition targets as well as handling the additional requirements of being a public company.

General and administration expenses for the three months ended March 31, 2005 totaled $528,662 compared to $376,499. The increase of $152,163 or 40% was due to the increase in personnel costs and compensation expenses primarily related to the acquisition of Chengde.

Upon consummation of the stock transfer and exchange with Tabatha III, effective September 30, 2003, the election by Worldwide Manufacturing USA, Inc. to be taxed at the shareholder level was terminated. The termination of the Company's S election will affect profitability and results in increased liabilities in future periods as compared with historical financial statements since federal and state income taxes will become a corporate expense. For the first nine months of 2004, income tax expense totaled $217,293. There will be a lesser impact on net equity in future periods since the historical financial statements include dividend distributions taken by the Company's shareholders to offset income taxes attributable to corporate earnings taxed on their personal returns.

LIQUIDITY

The Company renewed and increased the line of credit with Wells Fargo Bank from $350,000 to $550,000 on March 10, 2005 to be used as necessary for working capital needs. Under the terms of the revolving line of credit with Wells Fargo Bank, Worldwide may borrow up to $550,000 at 0.5% above the bank's prime interest rate through March 10, 2006 (6.25% at Apr 01, 2005). There is presently no annual fee. These funds may be used for any purpose. The revolving line of credit is secured by all assets of Worldwide Manufacturing USA, Inc. At March 31, 2005, approximately $200,000 was still available from this line of credit at an interest rate of 6.25%.

___________________________________________________________________________


In addition, net profits of the Company will be used in order to provide capital for the expansion of inventory held for the convenience of customers, and for acquiring additional equipment, if needed.

During the three-month period ending March 31, 2005, net cash used in operations was $203,787 as compared with cash of $381,837 provided by operations during the comparative period of 2004. This reflects the acquistion expense and purchasing of materials for Chengde.

PLAN OF OPERATION

The Company is currently increasing its Marketing Distribution Channels through contacts with local manufacturing representatives. In addition, the Company has completed the first phase of the acquisition of Chengde and plans on providing additional working capital to increase business at the new factory along with increasing productivity. Further, the Company is seeking additional mergers or acquisitions in order to increase sales and to enhance the Company's competitive position.

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


PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings
            None

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
            None

Item 3.     Defaults upon Senior Securities
            None

___________________________________________________________________________


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

___________________________________________________________________________




SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WORLDWIDE MANUFACTURING USA, INC.



By:   /s/ Jimmy Wang
      Principal Executive Officer

Date:  May 16, 2005


By:   /s/ John D. Ballard
      Chief Financial Officer and Principal Accounting Officer

Date:  May 16, 2005