Form 10QSB
period 2005-06-30
WORLDWIDE MANUFACTURING USA INC
filed 2005-08-15
CIK 1111816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at June 30, 2005
Common Stock, no par value	30,337,500

Transitional Small Business Disclosure Format           Yes         No X

INDEX

PART I. FINANCIAL INFORMATION

Worldwide Manufacturing USA, Inc. and Subsidiaries

Consolidated Balance Sheet

  June 30,

2005

      (unaudited)

ASSETS

Current assets:

Cash and cash equivalents

$

312,291

Accounts receivable (net of allowance for doubtful

accounts of $14,000 at June 30, 2005)

2,296,315

Inventories

615,272

Income taxes receivable

108,404

Prepaid expenses-related party (note 3)

30,000

Other current assets

7,654

Total current assets

3,369,936

Fixed assets net of depreciation

522,119

Other assets:

Patents

97,720

Other receivables

279,826

Total other assets

377,546

Total assets

$

4,269,601

  June 30,

2005

      (unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable

$

1,269,263

Lines of credit

449,819

Other current liabilities

448,241

Current portion of long-term debt-related parties

7,530

Total current liabilities

2,174,853

Long-term liabilities:

Notes payable-less current portion-related parties

715,127

Stockholders’ equity:

Common stock, no par value; 100,000,000 shares

authorized; 30,337,500 shares issued and

outstanding

169,871

Retained earnings

1,209,750

Total stockholders’ equity

1,379,621

Total liabilities and stockholders’ equity

$

4,269,601

Worldwide Manufacturing USA, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three Months

                Ended June 30,

 2005

2004

(unaudited)

Revenues

Regular sales, net of returns

$

2,020,403

$

1,765,110

Cost of goods sold

(1,329,707)

(1,238,082)

Gross Profit

690,696

527,028

Other Expenses

Other general and administrative

402,563

492,919

Total other expenses

402,563

492,919

Net operating income

288,133

34,109

Other income (expense)

Interest income

15

(4,979)

Interest expense

(18,601)

(2,883)

Net income before income taxes

269,547

26,247

Income tax expense

(129,321)

(16,909)

Net income

$

140,226

$

9,338

Net income per share

$                .00

$                .00

Weighted average shares outstanding

      30,337,500           30,325,000

Worldwide Manufacturing USA, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Six Months

               Ended June 30,

 2005

2004

(unaudited)

Revenues

Regular sales, net of returns

$

3,604,032

$

3,163,771

Cost of goods sold

(2,500,339)

(1,960,800)

Gross Profit

1,103,693

1,202,971

Other Expenses

Other general and administrative

931,225

869,418

Total other expenses

931,225

869,418

Net operating income

172,468

333,553

Other income (expense)

Interest income

57

6,213

Interest expense

(20,731)

(5,473)

Net income before income taxes

151,794

334,293

Income tax expense

(65,887)

(130,413)

Net income

$

85,907

$

203,880

Net income per share

$                .00

$                .01

Weighted average shares outstanding

      30,337,500           30,162,500

Worldwide Manufacturing USA, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Common Stock

     Retained

Shares

Amount

     Earnings

Total

Balance at January 1, 2004

30,000,000

$

34,871

$

602,357

$

637,228

Common stock issued for services      337,500

        135,000

-

135,000

Net income-2004

-

-

521,486

     521,486

Balance at December 31, 2004

30,337,500

169,871

1,123,843

1,293,714

Net income-June 30, 2005

-

-

85,907

85,907

Balance at June 30, 2005

30,337,500

$

169,871

$

1,209,750

$

1,379,621

Worldwide Manufacturing USA, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

                                                                                                           For the Six months Ended

June 30,

2005

2004

            (unaudited)

Operating activities

Net income

$

85,907

$

203,880

Adjustments to reconcile net income to net cash

Provided by (used in) operating activities:

Depreciation

19,663

29,259

Changes in operating assets and liabilities:

Accounts receivable

(961,171)

(224,679)

Inventories

(7,918)

(22,780)

Income taxes receivable

(72,012)

7,200

Prepaid expenses

(30,000)

-

Other current assets

43,696

(5,625)

Other noncurrent assets

(279,826)

293,731

Accounts payable

98,745

187,159

Accrued expenses

(32,090)

(44,574)

Income taxes payable

-

(8,100)

Other current liabilities

448,241

346,959

Net cash provided by (used in) operating activities

(686,765)

762,430

Investing activities

Acquisition of patents

(97,720)

-

Purchase of fixed assets

(120,000)

(1,220)

Net cash used in investing activities

(217,720)

(1,220)

Financing activities

Principal payments on long-term debt

-

(3,751)

Proceeds from lines of credit

348,738

(147,694)

Notes payable-related parties

698,300

(220,000)

Sale of common stock

-

129,990

Payment of deferred compensation and S-corp

distributions

-

(60,000)

Net cash provided by (used in) financing activities

1,047,038

(301,455)

Net increase in cash

142,553

459,755

Cash at beginning of period

169,738

125,965

Cash at end of period

$

312,291

$

585,720

Supplemental disclosures:

Interest paid in cash

$

20,731

$

2,590

Purchase of business assets with other current liabilities

$

55,000

$

-

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2005

1.

Management’s Representation of Interim Financial Information

The accompanying financial statements have been prepared by Worldwide Manufacturing USA, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature.  These financial statements should be read in conjunction with the audited financial statements at December 31, 2004 as filed in the Company’s Form 10-KSB filed with the Commission on March 31, 2005.

2.

Segment Information

Segmental Data - 6 months ended June 30, 2005

	Reportable Segments
(amounts in thousands)
	WWMUSA	Intech	Total

External revenue	$ 3,351	$ 253	$ 3,604
Intersegment revenue	-	1,979	1,979
Interest income	-	-	-
Interest expense	21	-	21
Depreciation	5	15	20
Net profit (loss)	(137)	238	86(1)
Assets	2,897	1,372	4,269
Expenditures for
long-lived assets	120	-	120

(1) $14,991 in intercompany profit was eliminated in consolidation.

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2005

2.  Segment Information (continued)

Segmental Data - 6 months ended June 30, 2004

	Reportable Segments
(amounts in thousands)
	WWMUSA	Intech	Total

External revenue	$ 3,164	$ -	$ 3,164
Intersegment revenue	-	1,758	1,758
Interest income	1	5	6
Interest expense	(6)	-	(6)
Depreciation	20	58	78
Net profit (loss)	163	74	204(1)
Assets	2,736	1,768	2,946
Expenditures for
long-lived assets	1	-	1

(1) $33,000 in intercompany profit was eliminated in consolidation.

3.

Related Party Transactions

The Company paid cash in the amount of $63,000 for management services and $10,000 for legal services to certain shareholders, who are also members of the Board of Directors, as of June 30, 2005.  The Company also prepaid $30,000 to a certain shareholder for legal services, which are to be rendered through the end of the Company’s fiscal year.

4.

Acquisition of Chengde Science & Technology (Chengde)

On February 25, 2005, Worldwide USA completed an Agreement for Sale and Purchase of the Business Assets of Chengde located in Changchun Gaoxin District.  Pursuant to the Agreement, the total purchase price is $300,000.  The allocation of the purchase price of the assets of Chengde is as follows:  $120,000 for equipment, $82,280 for inventory, and $97,720 for patents.  As of June 30, 2005, the first installment of $120,000 has been paid. The final payment is expected to occur within the next year.  Accordingly, the assets have been recorded and the liability has been classified as other current liabilities.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLAIMER REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-QSB which are not statements of historical fact are what are known as "forward-looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "hopes," "seeks," "anticipates," "expects," and the like, often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to our present and future operations, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. These and other factors may cause our actual results to differ materially from any forward-looking statement.  We caution you not to place undue reliance on these forward-looking statements.  Although we base these forward-looking statements on our expectations, assumptions, and projections about future events, actual events and results may differ materially, and our expectations, assumptions, and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

REPORTING ENTITY

On September 30, 2003, Tabatha III, Inc. completed the acquisition of all of the issued and outstanding common stock of Worldwide Manufacturing USA, Inc. (“Worldwide USA”) in a share exchange transaction. Worldwide issued 27,900,000 shares in the share exchange transaction for 100% of the issued and outstanding shares of Worldwide USA’s common stock. Immediately prior to the acquisition, 10,762,000 shares of stock had been outstanding, and as part of the acquisition arrangement, John Ballard, Robert Smith, and Diane Thelen, shareholders in Tabatha III, Inc., agreed to surrender for cancellation a total of 8,662,000 common shares held by them.  The total number of shares outstanding after the acquisition was 30,000,000.  As a result of the share exchange transaction, Worldwide USA became our wholly-owned subsidiary. On November 3, 2003, we changed the corporate name from Tabatha III, Inc. to Worldwide Manufacturing USA, Inc.

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

RESULTS OF OPERATIONS

Net sales for the three months ending June 30, 2005 were $2,020,403 compared to net sales of $1,765,110 during the same period in 2004. The increase of $255,293 or 14% was the result of greater sales due to an increase in demand for the Company’s products and services.

Net sales for the six months ending June 30, 2005 were $3,604,032 compared to net sales of $3,163,771 for the same period in 2004. This increase of $440,261, approximately 14%, was the result of new customers as the Company experience greater demand for its products and services. Gross profit increased $163,668 or 31% from $527,028 in the quarter ending June 30 2004 to $690,686 in the quarter ending June 30, 2005 due to the Company receiving orders with better profit margins. For the six months ending June 30, 2005 gross profit decreased by $99,278 or 8% from $1,202,971 in the six months ending June 30, 2004 to $1,103,693 for the quarter ending June 30, 2005.   The decrease was the result of purchasing $250,000 of materials for the newly acquired acquisition of Chengde Science Technology Co. Ltd., (Chengde) that were subsequently sold at much lower margins.

Cost of goods sold for the three months ending June 30, 2005 was $1,329,707 compared to $1,238,082 in June of 2004. The increase of $91,625 or 7% was due to increase in sales. Profit margins for the quarter ending June 30, 2005 were 34% compared to 30% for June 30, 2004, reflecting the Company’s ability to receive orders with greater profit margins. The cost of goods sold for the six months ending June 30, 2005 were $2,500,339 compared to $1,960,800.  The increase of $539,539 or 28% was the result of the Company’s purchasing materials for the new factory.

The gross margin percentage decreased from 38% gross margin in the six months ending June 30, 2004 to approximately 31% as experienced for the six months ending June 30, 2005.  The decrease in gross margin reflects the purchasing of materials for the Chengde factory. Net income before taxes for the three months ending June 30, 2005 was $269,547 compared to $26,247 for the same period in 2004. The increase of $243,300 or approximately a nine fold increase was the result of increase demand and better profit margins. Net income before tax for the six months ending June 30, 2005 was $151,794 compared to net income before tax of $334,293 in June of 2004. The decline in pre-tax income of $182,499 or 55% was due to the expansion of the Company through the purchasing of materials for the newly acquired Chengde factory, expansion of the Company’s workforce pursuant to the Company’s goal to seek potential merger/acquisition targets as well as handling the additional requirements of being a public company.

General and administration expenses for the three months ending June 30, 2005 were $402,563 compared to $492,919 in June of 2004. The decrease of $90,356 or 18% was the result of the initial coasts of going public in 2004.General and administration expenses for the six months ended June 30, 2005 totaled $931,225 compared to $869,418. The increase of $61,807 or 7% was due to the increase in personnel costs and compensation expenses primarily related to the acquisition of Chengde.

Upon consummation of the stock transfer and exchange with Tabatha III, effective September 30, 2003, the election by Worldwide Manufacturing USA, Inc. to be taxed at the shareholder level was terminated. The termination of the Company’s S election will affect profitability and results in increased liabilities in future periods as compared with historical financial statements since federal and state income taxes will become a corporate expense.  For the first nine months of 2004, income tax expense totaled $217,293. There will be a lesser impact on net equity in future periods since the historical financial statements include dividend distributions taken by the Company’s shareholders to offset income taxes attributable to corporate earnings taxed on their personal returns.

LIQUIDITY

The Company renewed and increased the line of credit with Wells Fargo Bank from $350,000 to $550,000 on March 10, 2005 to be used as necessary for working capital needs.  Under the terms of the revolving line of credit with Wells Fargo Bank, Worldwide may borrow up to $550,000 at 0.5% above the bank’s prime interest rate through March 10, 2006 (6.75% at July 31, 2005). There is presently no annual fee. These funds may be used for any purpose.  The revolving line of credit is secured by all assets of Worldwide Manufacturing USA, Inc.  At July 31, 2005, approximately $380,000 was still available from this line of credit at an interest rate of 6.75%.  In addition, net profits of the Company will be used in order to provide capital for the expansion of inventory held for the convenience of customers, and for acquiring additional equipment, if needed.

During the six month period ending June 30, 2005, net cash used in operations was $686,765 as compared with cash of $762,430 provided by operations during the comparative period of 2004. This reflects the acquistion expense and purchasing of materials for Chengde.

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

10.1

Common Stock Purchase Warrant (incorporated by reference from Form 10-KSB filed with the Securities and Exchange Commission on September 27, 2001).

14.

Code of Ethics (incorporated by reference from Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

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

Date:  August 15, 2005

By:   /s/ John D. Ballard

Chief Financial Officer and Principal Accounting Officer

Date:  August 15, 2005