Form 10QSB
period 2005-09-30
WORLDWIDE MANUFACTURING USA INC
filed 2005-11-16
CIK 1111816

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes X      No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __ No X

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at September 30, 2005
Common Stock, no par value	30,337,500

Transitional Small Business Disclosure Format           Yes         No X

Worldwide Manufacturing USA, Inc. and Subsidiaries

Consolidated Balance Sheet

September 30,

2005

          (unaudited)

ASSETS

Current assets:

Cash and cash equivalents

$

360,768

Accounts receivable (net of allowance for doubtful

accounts of $14,000 at September 30, 2005)

2,179,872

Inventories

946,188

Income taxes receivable

108,404

Prepaid expenses-related party (note 3)

30,000

Other current assets

28,641

Total current assets

3,653,873

Fixed assets net of depreciation

531,108

Other assets:

Patents

97,720

Other receivables

159,997

Total other assets

257,717

Total assets

$

4,442,698

September 30,

2005

          (unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable

$

1,449,725

Lines of credit

113,000

Other current liabilities

512,056

Current portion of long-term debt-related parties

7,530

Total current liabilities

2,082,311

Long-term liabilities:

Notes payable-less current portion-related parties

742,957

Total liabilities

2,825,268

Stockholders’ equity:

Common stock, no par value; 100,000,000 shares

authorized; 30,337,500 shares issued and

outstanding

169,871

Retained earnings

1,415,186

Accumulated other comprehensive income

32,373

Total stockholders’ equity

1,617,430

Total liabilities and stockholders’ equity

$

4,442,698

Worldwide Manufacturing USA, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

For the Three Months

Ended September 30,

 2005

2004

(unaudited)

Revenues

Regular sales, net of returns

$

2,384,680

$

1,845,930

Cost of goods sold

(1,512,291)

(1,111,920)

Gross Profit

872,389

734,010

Other Expenses

Other general and administrative

498,438

423,393

Total other expenses

498,438

423,393

Net operating income

373,951

310,617

Other income (expense)

Interest income

820

8,684

Interest expense

(23,486)

(976)

Net income before income taxes

351,285

318,325

Income tax expense

(145,849)               (86,881)

Net income

$

205,436

$

231,444

Foreign currency translation adjustment

32,373

0

Comprehensive income

$

237,809

$

231,444

Net income per share

$                .01

$                .01

Weighted average shares outstanding

      30,337,500           30,337,500

Worldwide Manufacturing USA, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

For the Nine Months

               Ended September 30,

 2005

2004

(unaudited)

Revenues

Regular sales, net of returns

$

5,988,712

$

5,009,701

Cost of goods sold

(4,012,630)

(3,072,720)

Gross Profit

1,976,082

1,936,981

Other Expenses

Other general and administrative

1,429,663

1,292,811

Total other expenses

1,429,663

1,292,811

Net operating income

546,419

644,170

Other income (expense)

Interest income

877

14,897

Interest expense

(44,217)

(6,449)

Net income before income taxes

503,079

652,618

Income tax expense

(211,736)             (217,294)

Net income

$

291,343

$

435,324

Foreign currency translation adjustment

32,373

0

Comprehensive income

$

323,716

$

435,324

Net income per share

$                .01

$                .01

Weighted average shares outstanding

      30,337,500           30,162,500

Worldwide Manufacturing USA, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

                                                                                                           For the Nine months Ended

September 30,

2005

2004

          (unaudited)

Operating activities

Net income

$

291,343

$

435,324

Adjustments to reconcile net income to net cash

Provided by (used in) operating activities:

Depreciation

29,495

47,882

Foreign currency translation adjustment

32,373

-

Changes in operating assets and liabilities:

Accounts receivable

(844,728)

(602,418)

Inventories

(338,834)

(9,618)

Income taxes receivable

36,392

-

Other current assets

(115,695)

22,824

Other noncurrent assets

(159,997)

272,156

Accounts payable

279,207

(15,483)

Accrued expenses

(32,090)

(44,574)

Income taxes payable

-

(8,100)

Other current liabilities

457,056

346,440

Net cash provided by (used in) operating activities

(365,478)

444,433

Investing activities

Acquisition of patents

(97,720)

-

Purchase of fixed assets

(83,821)

(1,220)

Net cash used in investing activities

(181,541)

(1,220)

Financing activities

Principal payments on long-term debt

-

(5,564)

Proceeds from lines of credit

11,919

114,924

Notes payable-related parties

726,130

(220,000)

Sale of common stock

-

129,990

Payment of deferred compensation

-

(90,000)

Net cash provided by (used in) financing activities

738,049

(70,650)

Net increase in cash

191,030

372,563

Cash at beginning of period

169,738

125,965

Cash at end of period

$

360,768

$

498,528

Supplemental disclosures:

Interest paid in cash

$

23,486

$

6,449

Purchase of business assets with other current liabilities

$

55,000

$

-

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2005

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

2.

Segment Information

Segmental Data - 9 months ended September 30, 2005

	Reportable Segments
(amounts in thousands)
	WWMUSA	Intech	Total

External revenue	$ 5,491	$ 497	$ 5,988
Intersegment revenue	-	3,504	3,504
Interest income	-	-	-
Interest expense	44	-	44
Depreciation	5	24	29
Net profit (loss)	(60)	379	291(1)
Assets	3,302	1,141	4,443
Expenditures for
long-lived assets	171	10	181

(1) $28,205 in intercompany profit was eliminated in consolidation.

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2005

2.  Segment Information (continued)

Segmental Data - 9 months ended September 30, 2004

	Reportable Segments
(amounts in thousands)
	WWMUSA	Intech	Total

External revenue	$ 5,009	$ 1	$ 5,010
Intersegment revenue	-	2,854	2,854
Interest income	9	5	14
Interest expense	(7)	-	(7)
Depreciation	24	60	84
Net profit (loss)	270	209	435(1)
Assets	2,382	824	3,206
Expenditures for
long-lived assets	1	-	1

(1) $44,000 in intercompany profit was eliminated in consolidation.

3.

Related Party Transactions

The Company paid cash in the amount of $63,000 for management services and $10,000 for legal services to certain shareholders, who are also members of the Board of Directors, as of September 30, 2005.  The Company also prepaid $30,000 to a certain shareholder for legal services, which are to be rendered through the end of the Company’s fiscal year.

4.

Acquisition of Chengde Science & Technology (Chengde)

On February 25, 2005, Worldwide USA completed an Agreement for Sale and Purchase of the Business Assets of Chengde located in Changchun Gaoxin District.  Pursuant to the Agreement, the total purchase price is $300,000.  The allocation of the purchase price of the assets of Chengde is as follows:  $120,000 for equipment, $82,280 for inventory, and $97,720 for patents.  As of September 30, 2005, the first installment of $120,000 has been paid. The final payment is expected to occur within the next year.  Accordingly, the assets have been recorded and the liability has been classified as other current liabilities.

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2005

5.  Establishment of  Shanghai Intech Electronics Manufacturing Company.

 On August 18, 2005, Worldwide established its own electronics manufacturing company in Shanghai, China.  The new company, Shanghai Intech Electronics Manufacturing Company, will be a wholly-owned subsidiary of Worldwide’s quality control arm and wholly-owned subsidiary Shanghai Intech Electro-Mechanical Products, Ltd.

Worldwide purchased approximately $250,000 worth of electronics equipment from Opel Technology, a former Worldwide electronics vendor for the new factory. In establishing the new electronics factory, Worldwide expects to compete more effectively in the PC board and cable assembly industry, as well as gain complete control over its electronics components production.

6.  Subsequent Acquisition

The Company completed the acquisition of Shanghai Lizun Precision Mechanical Products Manufacturing Co., Ltd. (Lizun) on October 3, 2005. This factory performs die casting and machining services for the automobile, motorcycle, telecommunications and home supply industries. Lizun is located in the suburbs of Shanghai and occupies an area of 19,121 square feet. The factory contains three workshops: a die casting shop, a machining shop and a printing shop. It currently employs 107 employees.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLAIMER REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-QSB which are not statements of historical fact are what are known as "forward-looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "hopes," "seeks," "anticipates," "expects," and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to our present and future operations, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. These and other factors may cause our actual results to differ materially from any forward-looking statement.  We caution you not to place undue reliance on these forward-looking statements.  Although we base these forward-looking statements on our expectations, assumptions, and projections about future events, actual events and results may differ materially, and our expectations, assumptions, and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

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

The reverse acquisition described above has been treated as a recapitalization of Worldwide USA and the accompanying financial statements reflect the financial condition, results of operations and cash flows of Worldwide USA, the acquired company, for all periods presented. Unless otherwise indicated, references herein to the Company consist of Worldwide Manufacturing USA, Inc., formerly Tabatha III, Inc., its wholly owned subsidiary Worldwide Manufacturing USA, Inc., a California corporation, and its wholly owned subsidiaries, Shanghai Intech Electro-Mechanical Products Co., Chengde Science Technology Co., Ltd., and Shanghai Intech Electronics Manufacturing Company, three entities operating within the People’s Republic of China.

RESULTS OF OPERATIONS

Net sales for the three months ending September 30, 2005 were $2,384,680 compared to net sales of $1,845,930 during the same period in 2004. The increase of $538,750 or 29% was the result of greater sales due to an increase in demand for the Company’s products and services as well as revenues of approximately $142,196 from the newly acquired acquisition of Chengde Science Technology Co. Ltd., (Chengde).

Net sales for the nine months ending September 30, 2005 were $5,988,712 compared to net sales of $5,009,701 for the same period in 2004. This increase of $979,011, approximately 20%, was the result of new customers as the Company experienced greater demand for its products and services as well as the Chengde acquisition. Gross profit increased $138,379 or 19% from $734,010 in the quarter ending September 30, 2004 to $872,389 in the quarter ending September 30, 2005 due to the Company receiving an increase in orders. For the nine months ending September 30, 2005 gross profit increased by $39,101 or 2% from $1,936,981 in the nine months ending September 30, 2004 to $1,976,082 for the nine months ending September 30, 2005, reflecting higher sales.

Cost of goods sold for the three months ending September 30, 2005 was $1,512,291 compared to $1,111,920 for the same period of 2004. The increase of $400,371 or 36% was due to the increase in sales.  The cost of goods sold for the nine months ending September 30, 2005 was $4,012,630 compared to $3,072,720 for the same period of 2004.  The increase of $939,910 or 31% was due to the increase in sales.

Profit margins for the quarter ending September 30, 2005 were 36% compared to 40% for the quarter ending September 30, 2004. The Company ‘s profit margins decreased 4% as a result of discounts provided to customers for larger orders.  The targeted gross profit margins of 35% to 40% were maintained in the period. The gross margin percentage decreased from 39% gross margin in the nine months ending September 30, 2004 to approximately 33% as experienced for the nine months ending September 30, 2005.  The decrease in gross margin reflects the purchasing of materials for the Chengde factory. Net income before taxes for the three months ending September 30, 2005 was $351,285 compared to $318,325 for the same period in 2004. The increase of $32,960 or approximately 10% reflects greater demand for the Company’s products. Net income before tax for the nine months ending September 30, 2005 was $503,079 compared to net income before tax of $652,618 for the same period of 2004. The decline in pre-tax income of $149,539 or 23% was due to the expansion of the Company through the purchasing of materials for the newly acquired Chengde factory, expansion of the Company’s workforce pursuant to the Company’s goal to seek potential merger/acquisition targets, as well as handling the additional requirements of being a public company.

General and administration expenses for the three months ending September 30, 2005 were $498,438 compared to $423,393 for the same period of 2004. The increase of $75,045 or 18% was the result of the Company’s expansion of its workforce and increased cost of being a public company. General and administration expenses for the nine months ended September 30, 2005 totaled $1,429,663 compared to $1,292,811 for the same period of 2004. The increase of

$136,852 or 11% was due to the increase in personnel costs and compensation expenses primarily related to the acquisition of Chengde.

LIQUIDITY

The Company renewed and increased the line of credit with Wells Fargo Bank from $350,000 to $550,000 on March 10, 2005 to be used as necessary for working capital needs.  Under the terms of the revolving line of credit with Wells Fargo Bank, Worldwide may borrow up to $550,000 at 0.5% above the bank’s prime interest rate through March 10, 2006 (7.50% at November 11, 2005). There is presently no annual fee. These funds may be used for any purpose.  The revolving line of credit is secured by all assets of Worldwide Manufacturing USA, Inc.  At November 11, 2005, approximately $500,000 was still available from this line of credit at an interest rate of 7.50%.  In addition, net profits of the Company will be used in order to provide capital for the expansion of inventory held for the convenience of customers, and for acquiring additional equipment, if needed.

During the nine-month period ending September 30, 2005, net cash used in operations was $365,478 as compared with cash of $444,433 provided by operations during the comparative period of 2004. This reflects the acquistion expense and purchasing of materials for Chengde.

PLAN OF OPERATION

The Company is currently increasing its Marketing Distribution Channels through contacts with local manufacturing representatives.  In addition, the Company has completed the first phase of the acquisition of Chengde and plans on providing additional working capital to increase business at the new factory along with increasing productivity. Further, the Company recently completed an additional acquisition of Shanghai Lizun Precision Mechanical Products Manufacturing Co, Ltd (Lizun) on October 3, 2005. This factory performs die-casting and machining services for the automobile, motorcycle, telecommunications and home supply industries. Lizun is located in the suburbs of Shanghai and occupies an area of 19,121 square feet. The factory contains three workshops: a die casting shop, a machining shop and a printing shop. It currently employs 107 employees. Additionally, on August 18, 2005, Worldwide established its own electronics manufacturing company in Shanghai, China. Worldwide purchased approximately $250,000 worth of electronics equipment from Opel Technology, a former Worldwide electronics vendor for the new factory. In establishing the new electronics factory, Worldwide expects to compete more effectively in the PC board and cable assembly industry, as well as gain complete control over its electronics components production.

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

Date:  November 16, 2005

By:   /s/ John D. Ballard

Chief Financial Officer and Principal Accounting Officer

Date:  November 16, 2005