Form 10KSB
period 2005-12-31
WORLDWIDE MANUFACTURING USA INC
filed 2006-04-14
CIK 1111816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[X]    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

[  ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from       to ______

WORLDWIDE MANUFACTURING USA, INC.

(Exact name of small business issuer in its charter)

Colorado	0-31761	84-536519
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(I.R.S. Employer Identification No.)

1142 Cherry Street
San Bruno, California		94066
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code:  (650) 794-9888

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes [  ] No [X]

State issuer's revenues for its most recent fiscal year: $8,713,431.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April

13, 2006 is approximately $1,728,537.

The number of shares outstanding of the issuer's classes of Common Stock as of March 15, 2006:

Common Stock, no par value, 30,437,500 shares

Transitional Small Business Disclosure Format Yes [  ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE: NONE

WORLDWIDE MANUFACTURING USA, INC.

2005 ANNUAL REPORT ON FORM 10-KSB

INDEX

PART I

4

ITEM 1.

DESCRIPTION OF BUSINESS

4

ITEM 2.

DESCRIPTION OF PROPERTY

14

ITEM 3.

LEGAL PROCEEDINGS

14

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

14

PART II

14

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

14

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

15

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

19

CONSOLIDATED BALANCE SHEETS

20

CONSOLIDATED STATEMENTS OF OPERATIONS

21

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

22

CONSOLIDATED STATEMENTS OF CASH FLOWS

23

Notes to Consolidated Financial Statements

25

ITEM 8.

 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  37

ITEM 8A.

CONTROLS AND PROCEDURES

38

ITEM 8B.

OTHER INFORMATION

38

PART III

38

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT  38

ITEM 10.

EXECUTIVE COMPENSATION

41

ITEM 11.

 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

42

MANAGEMENT

42

ITEM 12.

 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

44

ITEM 13.

EXHIBITS

44

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

45

SIGNATURES

46

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

Contract manufacturing service providers must provide increasingly rapid product turnaround for their customers. We generally do not obtain firm long-term purchase commitments from our customers. Customers may cancel their orders, change production quantities, or delay production because of consumer demand or technological changes; however, we are often obligated to expend significant amounts for retooling or other start-up costs of manufacturing. Any costs due to cancellations, reductions, customer returns and/or delays by a significant customer or by a group of customers might not be recoverable. The loss could be greater than our projected profit on the contract, resulting in a net loss for the contract. The short-term nature of our customers' commitments and the possibility of rapid changes in demand for their products reduces our ability to estimate accurately future customer requirements. On occasion, customers may require rapid increases in production, which can stress our resources and reduce margins. Although we have several manufacturing facilities in China that we do business with, there can be no assurances we will have sufficient capacity at any given time to meet our customers’ demands. We could lose orders or fail to complete orders in a timely manner. In addition, because many of our costs and operating expenses are relatively fixed, any reduction in customer demand can adversely affect our gross margins and operating income.

3.  A few customers and contract manufacturers account for a large percentage of our business. Therefore, the loss of any one customer or contract manufacturers could reduce our sales significantly or impede our ability to comply with our manufacturing contracts, respectively.

Historically, our six largest customers, Joslyn Sunbank, Joslyn Manufacturing, Radio Waves Corp and Teleflex Electrical, Crosman Corporation and Pacific Scientific-CA accounted for approximately 52% of consolidated net sales in 2005 compared to 46% of consolidated net sales in the year ending 2004. Our two largest contract manufacturers are now Shanghai Xinli Trading Company Ltd. and Shanghai ShangJi Tool Co. Ltd., and they accounted for $302,150 or 3.2% and $261,026 or 2.6% respectively of the total materials purchased by Worldwide for the period ending December 31, 2005. Likewise for the period ending December 31, 2004, Worldwide's largest suppliers were Shanghai Xinli Trading Company Ltd. and Shanghai ShangJi Tool Co. Ltd., and they accounted for $530,233 or 6.9% and $465,640 or 5.9% respectively of the total materials purchased by Worldwide. The loss of any one customer could significantly reduce our sales. The loss of one contract manufacturer could cause delays in our performance of contracts or reduce our gross margin if the substitute manufacturer could not deliver on time or at the same contract price.

4. Taxing authorities could modify our tax exemptions or challenge our tax allocations and require us to pay more taxes.

Our operations are predominantly located in China, where tax incentives have been extended to encourage foreign investment. Our effective tax rate could increase if these tax incentives are not renewed upon expiration or tax rates applicable to us are increased. Substantially all of the products manufactured by factories we employ in China are sold to customers based in the United States. Tax authorities in jurisdictions in the United States could challenge the manner in which profits are allocated between US and Chinese subsidiaries, and if we do not prevail in any such challenge we will be required to pay more taxes.

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

On August 18, 2005, Worldwide established its own electronics manufacturing company Shanghai, China. The new company, Shanghai Intech Electronics Manufacturing Company will be a wholly-owned subsidiary of Worldwide’s quality control arm and wholly-owned subsidiary Shanghai Intech Electro Mechanical Products, Ltd. Worldwide purchased approximately $250,000 worth of electronics equipment from Opel Technology, a former Worldwide electronics vendor. In establishing the new electronics factory, Worldwide expects to compete more effectively in the PC board and cable assembly industry as well as gain complete control over its electronics components production.

The Company also established Shanghai Lizun Precision Mechancial Products Manufacturing Ltd. (“Lizun”) on October 3, 2005.  Lizun will be a wholly-owned subsidiary of Worldwide’s quality control arm and wholly-owned subsidiary Shanghai Intech Electro_Mechanical Products, Ltd (“Intech”). This factory performs die casting and machining services for the automotive, motorcycle, telecommunications and home supply industries. Lizun is located in the suburbs of Shanghai, China and occupies an area of approximately 19,121 square feet. The factory contains three workshops: a die casting shop, a machining shop and a printing shop. It currently employs 107 employees.

General

Incorporated in California in 1996, Worldwide Manufacturing USA, Inc. is headquartered in San Bruno, California and engages as a contract manufacturer, engineering firm and direct manufacturer through its wholly-owned subsidiaries. It has four wholly-owned subsidiaries located in China: Shanghai Intech Electro Mechancial Products Co (“Intech”), the quality control arm of the company, Chengde Science & Technology (“Chengde”), is a direct manufacturer of air conditioner units for automobiles, Shanghai Intech Electronics Manufacturing Company an electronics factory and Shanghai Lizun Precision Mechancial Products Manufacturing Ltd. (“Lizun”) a die casting and machining factory. Its products are manufactured in factories in China. A contract manufacturer locates factories capable of producing customer parts according to desired specifications and quality standards imposed by the customer. The contract manufacturer hires subcontractors (factories) that provide the plant, equipment, manufacturing working capital and factory labor. Worldwide provides sales, management, production control and technical support. Worldwide's goal is to timely deliver high quality components at manufacturing costs that are at least fifty percent (50%) less than what Worldwide's customers would pay for similar parts in the United States. As a contract manufacturer, Worldwide does not manufacture customer parts with the exception of car air condition units, but subcontracts to factories that produce these parts. Worldwide's role is to ensure that the parts meet specifications and quality standards imposed by our customers. Worldwide does not have operations throughout the world, but only in the state of California and the Peoples Republic of China. Worldwide's website address is www.wwmusa.com.

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

Suppliers and Customers

Our two largest contract manufacturers are now Shanghai Xinli Trading Company Ltd. and Shanghai ShangJi Tool Co. Ltd., and they accounted for $302,150 or 3.2% and $261,026 or 2.6% respectively of the total materials purchased by Worldwide for the period ending December 31, 2005. Likewise for the period ending December 31, 2004, Worldwide's largest suppliers were Shanghai Xinli Trading Company Ltd. and Shanghai ShangJi Tool Co. Ltd., and they accounted for $530,233 or 6.9% and $465,640 or 5.9% respectively of the total materials purchased by Worldwide.  The customers listed below represented approximately 52% of Worldwide's revenues  in 2005 and  56% in the year ending December 31, 2004. Worldwide Manufacturing has no agreements with any of these suppliers.

Name of Customer	Amount of Sales 2005	% of Sales	Amount of Sales 2004	% of Sales
Joslyn Manufacturing Co, LLC (Maclcan Power)	$1,259,994	14.5	$949,514	14.2
Joslyn Sunbank, Inc.	$1,004,896	11.5	$956,864	14.3
Radio Waves Corp. (Smith Industry)	$1,063,370	12.2	$798,230	11.9
Teleflex Electrical, Inc	$480,539	5.5	$378,945	5.7
Crosman Corporation	$187,726	2.1	344,530	5.1
Pacific Scientific-CA	$570,539	6.5	$342,196	5.1

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

Employees

Worldwide currently employs one hundred and sixty employees, including 25 staff engineers and 13 administrative personnel at Worldwide's wholly owned subsidiary Intech in Shanghai, China and one hundred and nine employees who work at our factories in China. The remaining 13 employees work at the California office in San Bruno. Four of these employees are in sales with the remaining eight employees working in support and administrative roles. All employees are full time.

ITEM 2.

DESCRIPTION OF PROPERTY

On May 1, 2003, Worldwide entered into a 60-month lease for 6,825 square feet of office/ warehouse space located at 1142 Cherry Avenue in San Bruno, California. The rent per month is $7135 with rent increasing three percent each year with the last year's rent of the lease being $7,466. The Company has office/ warehouse space located in Shanghai, China. On June 1, 2001, Shanghai Intech Electro-Mechanical entered into a lease for $1,448 per month for approximately 1,800 square feet of rentable space. The term of this lease expires May 31, 2006. In addition, Worldwide leases space for its wholly owned subsidiary Chengde Science & Technology Co., Ltd for 516 per month through 2008.

ITEM 3.

LEGAL PROCEEDINGS

Not Applicable.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)

Market Information

 Our stock is quoted on the OTC Bulletin Board under the symbol "WMFG". Worldwide began trading on June 1, 2004. There are 30,437,500 shares outstanding. The below table provides the average low and high bid and ask prices for the preceding quarters of 2005.

	Year ended December 31, 2005
	BID	ASK
1st QTR	$ .30	$ .58
2nd QTR	$.29	$.51
3rd QTR	$.31	$.51
4th QTR	$.33	$.53

(b)

Holders

As of December 31, 2005, there were approximately 196 record holders of Company common stock.

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

Management’s Discussion for December 31, 2005

Financial Condition

As of December 31, 2005, the current assets of Worldwide were $4,916,119 compared to current assets in year ending December 31, 2004 of $2,199,978. This represents an increase of $2,716,141 or approximately 123%. The increase in current assets was the result of increases in accounts receivable of $917,634 due to increases in customer orders. Additionally, inventory increased by $714,000 from $581,851 in December 31, 2004 to $1,295,851 in year ending December 31, 2005 this was the result of management’s decision to carry surplus inventory to create a faster turnaround for customer orders.  In addition the increase in current assets was the result of advances to suppliers which was $248,685 in December 31, 2005 to provide materials to our recently established factories in China. Current liabilities at December 31, 2005 totaled $3,483,895 compared with $1,311,219 at December 31, 2004. This represents an increase of $2,172,676 or 166%.  The increase in current liabilities was due primarily to a loan payable to shareholders of $709,960 to help finance the establishment of Shanghai Intech Electronics Manufacturing Company where Worldwide purchased approximately $250,000 worth of electronics equipment from Opel Technology, a former Worldwide electronics vendor and the establishment of Shanghai Lizun Precision Mechanical Products Manufacturing Company on October 3, 2005. Additionally, the increase in current liabilities was the result of an increase of $1,338,153 in accounts payable or 114% due to purchases made to expand our business. Total assets were $5,427,736 in December 31, 2005 compared to $2,621,760 in December 31, 2004. The increase of $2,805,976 or 107% was the result of the establishment of two new factories.

Results of Operations

Net sales for the year ending December 31, 2005 were $8,713,431 compared to $6,700,593 in December 31, 2004, an increase of $2,012,838 or approximately 30%.  Approximately $297,315 was the result of revenue from our new factories. Gross profit increased by $ 254,789 to $2,802,014 (32% of sales) compared to $2,547,225 (38% of sales) in December 31, 2004. The profit margin decreased 6% reflecting the $250,000 in purchased of materials and equipment for the new factories. Without these purchases the 35 to 40 percent in gross margins would have been realized. The Company continues to concentrate on obtaining orders that will provide a targeted 35% to 40% gross margin. Cost of goods sold for year ending December 31, 2005 was $5,911,417 compared to $4,153,368 on December 31, 2004. This increase of $1,758,049 or 42% was the result of higher sales and purchasing new materials for the new factories. Net profit for year ending December 31, 2005 was $581,166 compared to $521,486 for December 31, 2004. The increase of $59,680 or 11% was the result of greater sales. Net operating income before income taxes was $579,466 or approximately 7% of sales compared to $777,978 or approximately 12% of sales in 2004.The reason for the decrease in net profit and profit percentage was the result of acquisition costs and the writing off of $152,013 in bad debts.

The general and administrative expenses for year ending December 31, 2005 were $1,717,150 compared to $1,291,813 for year ending December 31, 2004. The increase of $425,337 or 33% was the result of the Company’s expansion of its workforce and increased costs of being a public company.

Liquidity and Capital Resources

The following is a summary of Worldwide’s cash flows from operating, investing, and financing activities during the periods indicated:

	Year ended December 31,
	2005	2004
Operating Activities	$36,929	$334,136
Investing activities	$(179,783)	$(16,534)
Financing activities	$738,815	$(273,829)
Net effect on cash	$624,654	$43,773

In 2005, operating cash flows were generated by Worldwide’s net income and shareholder loan of $709,960. For 2004, operating cash flows were generated by Worldwide’s net income and were reduced by the retirement of $273,829 in debt due to shareholder loans.

In 2005, Worldwide invested $198,428 in order to expand its business and further its business plan of establishing new factories. In 2004, Worldwide invested $16,534 to update office equipment and accounting software.

Worldwide borrowed $709,906 from shareholders in 2005 as well as borrowing on its line of credit in the amount of $48,919 for expansion of its business moving toward being a direct manufacturer of several products groups .In 2004, Worldwide reduced its debt repaying a shareholder loan of $220,000 plus $53,829 for lines of credit and principal payments on long-term debt. Worldwide has available as of March 09, 2006 $310,000 line of credit with a bank, secured by assets, through March 15, 2007 at bank prime plus 0.5%. The current interest rate is 8%.

ITEM 7.

FINANCIAL STATEMENTS

See the following pages.

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Page
Report of Independent Registered Public Accounting Firm	19
Consolidated Balance Sheets	20
Consolidated Statements of Operations	21
Consolidated Statements of Shareholders’ Equity	22
Consolidated Statements of Cash Flows	23 - 24
Notes to Consolidated Financial Statements	25 - 36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Child, Van Wagoner & Bradshaw, PLLC

A Professional Limited Liability Company of CERTIFIED PUBLIC ACCOUNTANTS

______________________________________________________________________

1284 W.  Flint   Meadow   Dr., Suite D, Kaysville, UT 84037           PHONE: (801) 927-1337 FAX: (801) 927-1344

5296 S. Commerce Dr., Suite 300, Salt Lake City, UT 84107

 PHONE: (801) 281-4700 FAX: (801) 281-4701

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

Worldwide Manufacturing USA, Inc.

San Francisco, CA USA

We have audited the accompanying consolidated balance sheets of Worldwide Manufacturing USA, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Worldwide Manufacturing USA, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

April 10, 2006

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2 0 0 5	2 0 0 4
Assets

Current assets
Cash and cash equivalents	$ 794,392	$ 169,738
Accounts receivable – net of allowance for doubtful Accounts of $130,528 and $14,000, respectively)	2,252,778	1,335,144
Inventories	1,295,851	581,851
Income taxes receivable	8,256	61,895
Loan receivable	37,174	-
Loan receivable - affiliate	103,210	-
Advances to suppliers	248,685	-
Prepaid and other current assets	175,773	51,350
Total current assets	4,916,119	2,199,978

Property, plant and equipment, net	511,617	421,782

Total assets	$ 5,427,736	$ 2,621,760

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$ 2,508,671	$ 1,170,518
Lines of credit	150,000	101,081
Accrued expenses	98,420	32,090
Current portion of long-term debt (note 4)	3,025	7,530
Loan payable to Shareholders	709,960	-
Taxes payable	13,819	-
Total current liabilities	3,483,895	1,311,219

Commitments and contingencies (Note 2)

Non-current liabilities
Notes payable-less current portion (Note 4)	1,268	16,827
Total non-current liabilities	1,268	16,827

Total Liabilities	3,485,163	1,328,046

Stockholders' equity
Common stock (No Par Value: 100,000,000 shares authorized; 30,437,500 shares issued and outstanding	208,871	169,871
Accumulated other comprehensive income	28,693	-
Retained Earnings	1,705,009	1,123,843

Total stockholders’ equity	1,942,573	1,293,714

Total liabilities and stockholders' equity	$ 5,427,736	$ 2,621,760

The accompanying notes are an integral part of the consolidated financial statements

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,

	2 0 0 5	2 0 0 4
Revenues
Regular sales, net of returns of $0 in 2005 and $40,343 in 2004	$ 8,713,431	$ 6,700,593
Cost of goods sold	(5,911,417)	(4,153,368)
Gross profit	2,802,014	2,547,225

Operating expenses
Other selling, general and administrative	1,652,362	1,291,813
Advertising	91,659	48,235
Management and professional fees paid to Shareholders (Note 6)	256,000	231,000
Allowance for bad debts	152,013	-
Stock based compensation expenses	39,000	135,000
Depreciation	94,051	71,331
Total operating expenses	2,285,085	1,777,379

Net operating income	516,929	769,846

Other income (expense)
Interest income	24,944	10,900
Interest expense	(27,532)	(7,721)
Interest expense paid to Shareholders (Note 6)	(30,302)	-
Other income	134,194	-
Gain on disposal	4,936	-
Exchange (Loss)	(43,703)	-
Government grant	-	4,953
Total other income (expense)	62,537	8,132

Net income before income taxes	579,466	777,978
Income taxes benefit/(expense)	1,700	(256,492)

Net income	$ 581,166	$ 521,486

Earnings per share	$ 0.02	$ 0.02
Weighted average shares outstanding	30,360,027	30,177,630

The accompanying notes are an integral part of the consolidated financial statements

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock No Par Value		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount
		$	$	$	$
Balance, December 31, 2003	30,000,000	34,871	602,357	-	637,228

Shares Issued at $.40 per share for services	337,500	135,000			135,000

Net Income for the year ended December 31, 2004			521,486		521,486

Comprehensive income – unrealized loss on foreign currency translation	-	-	-	-	-

Balance, December 31, 2004	30,337,500	169,871	1,123,843	-	1,293,714

Shares Issued at $.39 per share for services	100,000	39,000	-	-	39,000

Net income for the year ended December 31, 2005			581,166		581,166

Comprehensive income – unrealized loss on foreign currency translation	-	-	-	28,693	28,693

Balance, December 31, 2005	30,437,500	208,871	1,705,009	28,693	1,942,573

The accompanying notes are an integral part of the consolidated financial statements

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

	2 0 0 5	2 0 0 4
Cash flows from operating activities
Net income	581,166	521,486

Adjustments to reconcile net income (loss) to net cash provided by operating activities :
Depreciation	94,051	71,331
Allowance for bad debt	116,528	14,000
Common stock issued for services	39,000	135,000
Gain on disposal on fixed assets	(4,936)	-
Deferred income taxes	-	46,600

Changes in operating assets and liabilities :
Accounts receivable	(1,034,162)	(174,180)
Inventories	(714,000)	(229,832)
Income taxes receivable	53,639	-
Loan receivable	(37,174)	-
Loan receivable - affiliate	(103,210)	-
Advances to suppliers	(248,685)	-
Prepaid and other current assets	(124,424)	(15,933)
Accounts payable	1,338,153	(153,105)
Accrued expenses	66,331	(12,484)
Income taxes payable	13,819	(44,492)
Deferred compensation	-	(150,000)
Other non-current assets	-	325,745

Net cash provided by operating activities	36,906	334,136

Cash flows from investing activities
Capital expenditure	(197,595)	(16,534)
Proceeds from sales of assets	18,645	-

Net cash flows used in investing activities	(178,950)	(16,534)

The accompanying notes are an integral part of the consolidated financial statements

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS – CON’T.

	For the Year Ended December 31,

	2 0 0 5	2 0 0 4
Cash flows from financing activities

Loan payable from shareholders	709,960	(220,000)
Principal payments on loan term debt	(20,064)	(7,216)
Proceeds from lines of credit	48,919	-
Payments on lines of credit	-	(46,613)

Net cash flows provided by financing activities:	738,815	(273,829)

Effect of exchange rate changes in cash	28,693	-

Net increase (decrease) in cash	624,654	43,773

Cash – beginning of year	169,738	125,965

Cash – end of year	794,392	169,738

Supplemental disclosure of non cash investing and financing activities:
Interest paid in cash	57,834	7,721
Income taxes paid in cash	-	214,184

The accompanying notes are an integral part of the consolidated financial statements

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2005 and 2004

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

On May 18, 2005, the Company formed a new company called Changchun Chengde Automobile Air-Conditioner Co., Limited which is the manufacturer of automobile air-conditioners. On November 14, 2005, the Company formed another company called Shanghai Intech Precision Machinery Co., Ltd. which is engaged in the manufacturing and trading of equipments. Both companies are the wholly owned subsidiary of Worldwide Manufacturing USA, Inc.

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2005 and 2004

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The accompanying financial statements include Worldwide Manufacturing USA, Inc., a Colorado corporation (formerly Tabatha III, Inc.) and a public company, its operating subsidiary, Worldwide USA, a California corporation, and three subsidiary companies owned by Worldwide USA.  Intercompany transactions have been eliminated in consolidation.

Property and equipment

Property and equipment are stated at historical cost and are depreciated over the useful lives of the assets. Depreciation is computed primarily using the straight-line method based on estimated useful lives, which range from 3 to 25 years.

Impairment of Long-lived Assets

Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests.

Inventories

Inventories consist of finished goods of manufactured products.  Cost is stated at the lower of cost or market on a first-in, first-out (FIFO) basis.  The Company has not recorded an allowance for slow-moving or obsolete inventory.  Obsolete inventory at December 31, 2005 and 2004 was minimal.

Revenue Recognition

The Company recognizes revenues in accordance with the guidelines of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”.  The Company recognizes revenue from product sales when the orders are completed and shipped, provided that collection of the resulting receivable is reasonably assured.  Amounts billed to customers are recorded as sales while the shipping costs are included in cost of sales. Returns on defective custom parts may only be exchanged for replacement parts within 30 days of the invoice date.  Returns on defective catalogue parts, which can be resold, may be exchanged for replacement parts or for a refund.  Revenue from non-refundable customer tooling deposits is recognized when the materials are shipped or when the deposit is forfeited, whichever is earlier.

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2005 and 2004

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

The Company generally expenses advertising costs as incurred.  Advertising expenses charged to operations were $91,659 and $48,235 in 2005 and 2004, respectively.

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

Research and Development

The Company expenses the cost of research and development as incurred.  No research and development costs were charged to operations during 2005 or 2004.

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

Years Ended December 31, 2005 and 2004

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Fair Value of Financial Instruments

Unless otherwise indicated, the fair value of all reported assets and liabilities, which represent financial instruments (none of which are held for trading purposes), approximate the carrying values of such instruments.  At December 31, 2005 and 2004, both short and long-term receivables in the amounts of $0 and $1,349,144, respectively, were pledged as collateral in connection with bank loans.

Compensated Absences

Employees of the Company are entitled to be compensated for absences depending on job classification, length of service, and other factors.  At December 31, 2005 and 2004, the minimal amounts unused by employees could not be estimated, and accordingly, no provision is recorded.

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2005 and 2004

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations, Risks, and Uncertainties

The Company has the following concentrations of business with customers and suppliers constituting greater than 10% of the Company’s gross sales and purchasing volume:

	2005	2004
Customer A	14%	14%
Customer B	12%	14%
Customer C	11%	12%

In 2005, the Company’s two largest suppliers comprised 6% of its manufacturing cost, versus 12% during 2004.

The Company’s customers in the aerospace, telecommunications, automotive, and electronics industries comprised the majority of its sales in 2005 and 2004.  These four industries counted for 60% and 51% of the Company’s sales in 2005 and 2004, respectively.

As part of the production process, the Company may be required by its suppliers to advance funds under short-term agreements for tooling and other pre-production costs.  The loans are generally unsecured and may carry interest at the prevailing market rate for short-term instruments.  Such tooling is in most cases owned by the suppliers, and is a value primarily for the specific needs of the Company’s customers.  The Company in turn requires its customers to provide a non-refundable down payment to cover such startup costs.  In the event that a supplier is unable to fulfill its production agreements with the Company, management believes that other suppliers can be found for the Company’s products.  However, a change in suppliers would cause a delay in the production process, and could result in loss of tooling deposits and other supplier advances, which could negatively affect the Company’s operating results.  At December 31, 2005 and 2004, the balance of advances owed to the Company is $248,685 and $0, respectively.

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

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2005 and 2004

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

The Company will account for employee stock option plans under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” , and has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services.”

Earnings Per Share

The Company adopted Statement of Financial Accounting Standard No. 128, “Earnings per Share” (“SFAS No. 128"), which is effective for annual periods ending after December 15, 1997.  Earnings per share (EPS) are computed based on the weighted average number of shares actually outstanding.

	December 31, 2005	December 31, 2004
Weighted average number of common shares used	30,360,027	30,177,630

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS 123(R) is a revision of SFAS No., 123, “Accounting for Stock Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Among other items SFAS 123(R) eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The Company began recognizing compensation expense for the fair value of stock-based compensation in its financial statements in accordance with SFAS 123 in 2003. The effective date of SFAS 123 (R) is the first annual reporting period beginning after June 15, 2005. The adoption of SFAS 123 (R) is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2005, the SEC staff issued additional guidance on SFAS 123 (R) in the form of Staff Accounting Bulletin (“SAB”) No. 107. SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of FAS 123 (R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two themes: (a) considerable judgment will be required by preparers to successfully implement FAS 123 (R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee share options. Key topics covered by SAB 107 include: (a) valuation models – SAB 107 reinforces the flexibility allowed by FAS 123 (R) to choose an option-pricing model that meets the standard’s fair value

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2005 and 2004

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

measurement objective; (b) expected volatility – the SAB provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term – the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123 (R) but does not believe its adoption will have material impact on the Company’s financial statements or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of SFAS No. 153 did not have a material impact on the Company's financial statements or results of operations.

 In January 2003, the FASB issued FASB Interpretation No. 46, ("FIN 46"), Consolidation of Variable Interest Entities ("VIE"). Until this interpretation, the Company generally included entities in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. FIN No. 46 is effective for reporting periods ending after December 15, 2003. The adoption of FIN No. 46 did not have a material impact on the Company's Consolidated Financial Statements as of December 31, 2005.

In March 2005, FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligation,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a Conditional Asset Retirement Obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Management does not believe the adoption of FIN 47 will have a material affect on the Company’s financial position, results of operations or cash flows.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaced Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The impact on the Company’s operations will depend on future accounting pronouncements or changes in accounting principles.

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2005 and 2004

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 Reclassifications

Certain 2004 balances have been reclassified to conform with 2005 presentation.

2. COMMITMENTS AND CONTINGENCIES

The Company leases its office spaces and certain vehicles under non-cancelable operating leases.  The Worldwide USA office lease requires increasing annual payments plus a share of operating costs.  Minimum future rental payments under non-cancelable operating leases with remaining terms in excess of one year as of December 31, 2005, in the aggregate and for each of the five succeeding fiscal years are as follows:

Year ended December 31
2006	$ 134,630
2007	109,708
2008	65,918
2009	5,538
Total minimum future rental payment	315,794

Total rent and lease expense was $123,407 and $141,567 as of December 31, 2005 and 2004, respectively

3. PROPERTY AND EQUIPMENT

Property and equipment, which is located in the USA and PRC, consisted of the following at December 31, 2005:

	2005	2004
Vehicles	$ 134,057	$ 117,083
Furniture & fixtures	4,496	4,496
Equipment	593,056	452,830
Software	27,946	27,946
Leasehold improvements	9,170	1,165
	768,725	603,520
Less: accumulated depreciation	257,108	181,738
	511,617	421,782

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2005 and 2004

4.  NOTES PAYABLE AND LINES OF CREDIT

Notes payable consists of the following at December 31, 2005 and 2004:

The installment loan payable to a finance company is secured by vehicles, having a carrying value of $11,626, and bears interest at 3.75% per annum, was fully paid during the year.

2005	2004
$0	$17,305

An installment loan payable to a finance company is secured by equipment, having a carrying value of $6,422, and bears interest at 5.0% per annum.  Principal and interest payments are due monthly in the amount of $264.

The loan is due July, 2007.

	2005	2004

	4,293	24,357
Less current portion	(3025)	(7,530)
Long-term debt, less current portion	$1,268	$ 16,827

Future maturities of long-term debt for the four years succeeding December 31, 2005 are as follows:

2006 2007 Total future maturities	$ 3,025 1,268 $ 4,293

Under the terms of a revolving line of credit agreement with a bank dated March 5, 2003, the Company could borrow up to $250,000 at 0.5% above the bank’s prime interest rate through March 5, 2004.  Funds from these borrowings may be used for any purpose.  The revolving line of credit is secured by all assets of the Company and guaranteed by its officers.  At December 31, 2003, the balance on the line of credit was $147,694.  In March 2004, the available line of credit was increased to $350,000 through March 31, 2005 with substantially the same terms.  At December 31, 2004, the balance on the line of credit was $101,081. In March 2005, the available line of credit was increased to $550,000 through March 31, 2006 with substantially the same terms.  At December 31, 2005, the balance on the line of credit was $150,000.

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2005 and 2004

5.

PENSION PLAN AND STOCK OPTION PLAN

The Company established a SEP plan for the benefit of all full-time employees.  Contributions to the plan are limited to a statutory amount per employer.  No contributions were made for 2004 or 2003.  The Company also established a stock option plan for its employees on April 1, 2004.  The Company approved the plan to issue up to 4,500,000 share of common stock.  The stock option plan provides employees the opportunity to purchase these shares at $.40.  On October 10, 2005, the Company issued 100,000 shares of the Company’s common stock to the Board as compensation for an aggregate purchase price of $39,000.

6.

RELATED PARTY TRANSACTIONS

The Company paid cash in the amount of $256,000 and gave 100,000 shares of common stock valued at $39,000 for management services, $40,000 for legal services and $30,302 for interest expenses to certain shareholders, who are also members of the Board of Directors, as of December 31, 2005.

A shareholder, who are also member of the Board of Directors of the Company advances funds to the Company for working capital purposes. At December 31, 2005, the Company owed this officer or his companies $709,960. The advances are interest bearing at prevailing bank interest rate and are payable on demand. The Company paid cash in the amount of $30,302 for interest expenses to the shareholder.

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

Income tax expense for the years ended December 31, 2005 and 2004 consists of the following:

2005	Current	Deferred	Total
Federal	$ 197,596	$ 0	$ 197,596
State	747	0	747
Foreign	(196,463)	0	(196,363)
	$ 1,700	$ 0	$ 1,700

2004	Current	Deferred	Total
Federal	$ 111,436	$ 12,000	$ 123,436
State	22,221	2,500	24,721
Foreign	76,235	32,100	108,335
	$ 209,892	$ 46,600	$ 256,492

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2005 and 2004

7.

INCOME TAXES - (CONTINUED)

There were minimal NOL’s and differences of tax and book basis between assets and liabilities, therefore there is no deferred tax asset recorded.

A reconciliation of income tax expense (benefit) to expected income taxes using statutory federal income tax rates for the year ended December 31, 2005:

Income tax expense (benefit) at statutory rate of 34%	197,596
State taxes	747
Differences in foreign tax rates & methods	(196,643)
Other	0
$ 1,700

8.  SEGMENT INFORMATION

The Company’s operations are classified into four principal reportable segments that provide different products or services.  Worldwide USA purchases and sells manufactured goods from China procured by its subsidiary, Shanghai Intech Electro-Mechanical Products Co., Ltd. (“Intech Electro”).  Intech Electro provides technical advisory, design, delivery, material procurement, and manufacturing quality control services.  Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies, and because of the geographic location of each entity. Changchun Chengde Automobile Air-Conditioner Co., Limited (“Changchun Changde”) sells automobile air-conditioners while Shanghai Intech Precision Machinery Co., Ltd. sells equipments.

Segmental Data – 2005

Reportable Segments

(amounts in thousands)

	WWMUSA	Intech Electro	Changchun Chengde	Intech Precision	Total
External revenue	7,618	798	226	71	8,713
Intersegment revenue	-	4,781	-	-	4,781
Interest income	-	25	-	-	25
Interest expense	(58)	-	-	-	(58)
Depreciation under administrative expenses	15	14	-	-	29
Net profit after tax	120	714	1	(12)	823

Assets
Expenditures for long-lived assets	4	60	122	12	198

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Years Ended December 31, 2005 and 2004

8.  SEGMENT INFORMATION – (CONTINUED)

Segmental Data – 2004

Reportable Segments

(amounts in thousands)

	WWMUSA	Intech Electro	Total
External revenue	6,166	535	6,701
Intersegment revenue	-	3,572	3,572
Interest income	10	1	11
Interest expense	(8)	-	(8)
Depreciation under administrative expenses	19	52	71
Net profit after tax	226	368	542

Assets
Expenditures for long-lived assets	2	15	17

9.

Management and Professional Fees

The Company paid cash in the amount of $256,000 and gave 100,000 shares of common stock valued at $39,000 for management services, $40,000 for legal services and $30,302 for interest expenses to certain shareholders who are also members of the Board of Directors, as of December 31, 2005. In year ending 2004, on June 18, 2004, pursuant to an S-8 Registration filed with the Securities and Exchange Commission, 75,000 shares each were issued to Jimmy Wang, CEO, Mindy Wang, Secretary and Treasurer and John Ballard, CFO for management services.  On the same date, 100,000 shares were issued to a shareholder for legal fees.  The value of the shares on the date of issuance was $130,000.  On October 14, 2004, 12,500 shares were issued to two shareholders for professional services.  The value of the shares on the date of issuance was $5,000.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On or about January 1, 2006, Child, Sullivan & Company, the principal accountant for Worldwide Manufacturing USA, Inc. (the "Company") changed its accounting practice from a corporation to a professional limited liability company named Child, Van Wagoner & Bradshaw, PLLC.  As this is viewed as a separate legal entity, the Company terminated its accounting arrangement with Child, Sullivan & Company as principal accountant and engaged Child, Van Wagoner & Bradshaw, PLLC, as the Company's principal accountants for the Company's fiscal year ending December 31, 2005 and the interim periods for 2005 and 2006.  The decision to change principal accountants was approved by the Audit Committee of the Company's Board of Directors and subsequently approved by the Board of Directors.

None of the reports of Child, Sullivan & Company, on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

There were no disagreements between the Company and Child, Sullivan & Company, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Child, Sullivan & Company, would have caused them to make reference to the subject matter of the disagreement in connection with its report. Further, Child, Sullivan & Company has not advised the Registrant that:

1) internal controls necessary to develop reliable financial statements did not exist; or

2) information has come to the attention of Child, Sullivan & Company which made it unwilling to rely upon management's representations, or made it unwilling to be associated with the financial statements prepared by management; or

3) the scope of the audit should be expanded significantly, or information has come to the attention of Child, Sullivan & Company that they have concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the   underlying financial statements, or the financial statements issued or to be issued covering the fiscal year ending December 31, 2005.

On or about January 2, 2006 the Registrant engaged Child, Van Wagoner & Bradshaw, PLLC as  its principal accountant to audit the Registrant's financial statements as successor to Child, Sullivan & Company.  During the Registrant's two most recent fiscal years or subsequent interim period, the Registrant has not consulted with the entity of Child, Van Wagoner & Bradshaw, PLLC regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, nor did the entity of Child, Van Wagoner & Bradshaw, PLLC provide advice to the Registrant, either written or oral, that was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting

ITEM 8A.

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

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of December 31, 2005, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the fiscal year ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION

None

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following are the directors and executive officers of Worldwide.

Name	Age	Position

Jimmy Wang	50	CEO, President, and Chairman
Mindy Wang	48	Secretary, Treasurer, and a Director
John Ballard	47	Chief Financial Officer/Director
Philip Zhang	46	General Manager/Director
Don Gaddy	51	Director
Jehu Hand	49	Director

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

Jehu Hand, Director

Jehu Hand has been a director of Worldwide since September, 2004. In addition, he has been corporate counsel since January 2004. From 2002 to 2004 he has been employed by Hand & Hand, a professional corporation providing consulting and legal services to companies in a wide range of industries. He has been a partner of the law firm Hand & Hand from 1994 to 1999. From January 1992 to December 1992, he was Vice President-Corporate Counsel and Secretary of Biolase Technology, Inc., which designs, manufactures and markets dental lasers and endodontics equipment. He also served as director of Biolase from February 1992 to February 1993. From January to October 1992 Mr. Hand was counsel to the law firm of Lewis, D’ Amato, Brisbois & Bisgaard. Jehu Hand received a J.D. from New York University School of Law and a B.A. from Brigham Young University. He is licensed with the California State Bar. He is also registered principal (Series 7, 24 and 63) of SoCal Securities, a broker-dealer and member of the National Association of Securities Dealers. Mr. Hand was a director and president of Albion Aviation, Inc., from 2000 to March 2003. Mr. Hand is currently serving as a director of Russian Athena and California Service Stations, Inc., and is also a director of Cozumel Corporation.

Philip Zhang, General Manager of Shanghai Intech

Philip Zhang has a Masters in Science Degree in Computer Science from the San Francisco State University and a Bachelor of Science Degree in Mechanical Engineering from the East China Textile University. He has been the General Manager and Vice President of Operations of Shanghai Intech which is the quality control arm for Worldwide Manufacturing USA since 2001.

Don Gaddy, Director

Don Gaddy has more than 25 years of Business and Operations management with two Fortune 500 manufacturing companies, Square D Company and Danaher Corporation.  He has held key management positions in Operations, Procurement and Logistics.  Most recently, Don held the position of Vice President of Operations Planning and Procurement at Danaher Corp. and Senior Vice President of Global Operations for Ryko Manufacturing.  He has achieved a number of awards and certifications including CPM, CPIM and ISO Lead Assessor Auditor.  Don holds a Bachelor of Arts Degree in Management and Marketing from Eckerd Business College.

There are no other significant employees. None of the directors serves as a director for any other reporting company.

Meetings and Committees of the Board of Directors

The Board of Directors of the Company held one formal meeting during the fiscal year ended December 31, 2004. All incumbent directors attended 100% of the Board meetings held during their respective tenures, either in person, or telephonically. The Board of Directors does not have nominating or compensation committees, or committees performing similar functions.  We do not have an audit committee. The entire Board of Directors serves as the audit committee. Because of the small size of the Company and the risk attendant to a small public company, we are currently unable to attract an audit committee financial expert to our Board of Directors.

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

ITEM 10.

EXECUTIVE COMPENSATION

Worldwide USA pays annual salaries of $206,000 to Jimmy Wang, President, $50,000 to Mindy Wang, Controller, and $20,000 to John Ballard, Chief Financial Officer. Board member received 20,000 in restrictive common shares for acting as directors in 2005. Pursuant to an S-8 Registration filed on June 18, 2004, 75,000 shares each were issued to Jimmy Wang, Mindy Wang and John Ballard, along with 100,000 shares issued to director Jehu Hand. There are no employment agreements between the Worldwide and its officers and directors.

 There are no retirement plans in place. Directors receive 20,000 restrictive common shares for  compensation for acting as directors.

Summary Compensation Table

Name	Principal Position	Year	Salary	Bonus	Annual Other Compensation	Stock Awards	Securities Underlying Options	LTIP Payouts	Other Comp.
Jimmy Wang	Pres., CEO	2002	$55,000	0	$103,953 (1)	0	0	0	$25,000 (2)
Jimmy Wang	Pres., CEO	2003	$60,000	0	$ 124,346 (1)	0	0	0	$0 (2)
Jimmy Wang	Pres., CEO	2004	$76,000	0	$0 (1)	30,000 (3)	0	0	$0 (2)
Jimmy Wang	Pres., CEO	2005	$206,000	0	$0 (1)	20,000 (4)	0	0	$0 (2)

Mindy Wang	Sec./Treas./ Controller	2002	$36,000	0	$103,953 (1)	0	0	0	$25,000 (2)
Mindy Wang	Sec./Treas./ Controller	2003	$36,000	0	$124,346 (1)	0	0	0	$0(2)
Mindy Wang	Sec./Treas./ Controller	2004	$50,000	0	$0 (1)	30,000(3)	0	0	$0(2)

Mindy Wang	Sec./Treas./ Controller	2005	$50,000	0	$0 (1)	20,000(4)	0	0	$0(2)

John Ballard	Chief Financial Officer	2003	$10,000	0	$0 (1)	0	0	0	$0(2)
John Ballard	Chief Financial Officer	2004	$24,000	0	$0 (1)	30,000(3)	0	0	$0(2)

John Ballard	Chief Financial Officer	2005	$24,000	0	$0 (1)	20,000(4)	0	0	$0(2)
Philip Zhang	General Manager	2005	$60,000	0	$0 (1)	1020,000(5	0	0	$0(2)
Jehu Hand	Director	2005	$0	0	$0 (1)	20,000(4)	0	0	$0(2)
Don Gaddy	Director	2005	$0	0	$0 (1)	20,000(4)	0	0	$0(2)

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

(4) Restricted Shares issue on October 3, 2005 for board compensation

(5)  Mr. Zhang received 1,000,000 option shares of the Issuer pursuant to an Option Agreement dated April 20, 2004. The Agreement between Mr. Zhang and Worldwide Manufacturing USA, Inc. provides for 1,000,000 options exercisable at the price of $0.40. The options are compensation for Mr. Zhang's management services to the Company. The options were exercisable as of the date of the Agreement, and expire on April 20, 2014. In addition, Mr. Zhang received 20,000 restricted shares for his services as a Director

There are no non-competition agreements with any of Worldwide's employees.

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

Title of Class	Name and Address of Beneficial Owner	Number of Shares Held	Percent of Class

Common Stock	Jimmy Wang (1) (2) Worldwide Manufacturing USA, Inc. 1142 Cherry Street San Bruno, California 94066	24,366,276 (3)	80.05%

Common Stock	Mindy Wang(1) (2) Worldwide Manufacturing USA, Inc. 1142 Cherry Street San Bruno, California 94066	24,366,276 (3)	80.05%

Common Stock	John Ballard (1) (2) Worldwide Manufacturing USA, Inc. 1142 Cherry Street San Bruno, California 94066	1,339,500	4.4%

Common Stock	Philip Zhang (1) Worldwide Manufacturing USA, Inc. 1142 Cherry Street San Bruno, California 94066	1,020,000 (4)	3.35%

Common Stock	Jehu Hand (1) 24351 Pasto Road Suite B. Dana Point, California 92629	20,000	0%

Common Stock	Don Gaddy (1) Worldwide Manufacturing USA, Inc. 1142 Cherry Street San Bruno, California 94066	20,000	0%

All officers and directors as a group (6 in number)		25,765,776	87.93%

(1) The person listed is a director of the Company.

(2) The person listed is an officer of the Company.

(3) Jimmy and Mindy Wang are husband and wife. Each holds directly 13,950,000 shares, but is deemed to beneficially own the shares owned by the other.

(4) Mr. Zhang received 1,000,000 option shares of the Issuer pursuant to an Option Agreement dated April 20, 2004. The Agreement between Mr. Zhang and Worldwide Manufacturing USA, Inc. provides for 1,000,000 options exercisable at the price of $0.40. The options are compensation for Mr. Zhang's management services to the Company. The options were exercisable as of the date of the Agreement, and expire on April 20, 2014. In addition, Mr. Zhang received 20,000 restricted shares for his services as a Director.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time, Jimmy Wang and Mindy Wang may loan money to Worldwide. As of December 31, 2005, the Wangs have loaned $709,960 to the Company for operating capital and to establish new manufacturing facilities. This note bears interest of 8% with flexible terms and the note is due January 1, 2010.  This note was from Jimmy and Mindy Wang, President and Secretary, respectively. Jimmy and Mindy Wang are husband and wife.

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

10.1

Common Stock Purchase Warrant (incorporated by reference from Form 10-KSB filed with the Securities and Exchange Commission on September 27, 2001).

14

Code of Ethics (incorporated by reference from Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005.).

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

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit-Related Fees

The aggregate fees billed by Child, Sullivan & Company for the audit of the Company’s annual financial statements were $25,400  with $4,000 being paid for the review of the Company’s statements included in its quarterly reports on Form 10-QSB during year ending December 31, 2005. The total fees paid in 2005 were $38,400. In fiscal year ending 2004 $10,000 was paid for the annual audit. The aggregate fees billed by Child, Sullivan & Company for  the review of the Company’s statements included in its quarterly reports on Form 10-QSB were $8,000 during the period ended December 31, 2004.

Child, Sullivan & Company did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ending December 31, 2005 or December 31, 2004.

Tax Fees

The aggregate fees billed by Child, Sullivan & Company for tax compliance, tax advice and tax planning were $0 for fiscal year ended 2005 and $0 for the fiscal year ended 2004.

All Other Fees

Child, Sullivan & Company did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2005 and 2004.

Audit Committees pre-approval policies and procedures.

We do not have an audit committee. The Board of Directors approved our engagement of Child, Sullivan & Company, Professional Corporation. No services described in Item 9(e) (2) through 9(e)(4) of Schedule 14A were performed by our auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized on April 14, 2006.

WORLDWIDE MANUFACTURING USA, INC.

By: /S/ JIMMY WANG

Jimmy Wang, CEO, President and Director

Date: April 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities have signed this report below on March 31, 2005.

 By: /S/ JIMMY WANG

 Jimmy Wang, CEO, President and Director

Date: April 14, 2006

By: /S/ MINDY WANG

Mindy Wang, Secretary, Treasurer and a director

Date: April 14, 2006

By: /S/ JOHN BALLARD

John Ballard, Chief Financial Officer / Principal Accounting Officer

Date: April 14, 2006