Form 10QSB
period 2006-03-31
WORLDWIDE MANUFACTURING USA INC
filed 2006-05-15
CIK 1111816

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at March 31, 2006
Common Stock, no par value	2,030,863

Transitional Small Business Disclosure Format           Yes         No X

INDEX

PART I.

FINANCIAL INFORMATION

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

March 31,
2 0 0 6
Assets	(Unaudited)

Current assets
Cash and cash equivalents	$ 655,086
Accounts receivable – net of allowance for doubtful Accounts of $130,528 and $14,000, respectively	1,844,557
Inventories	1,555,930
Income taxes receivable	-
Bills receivable	37,422
Prepaid expenses-related party	102,664
Advance to suppliers	248,685
Other current assets	204,071
Total current assets	4,648,415

Property, plant and equipment, net	520,742

Total assets	$ 5,169,157

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$ 1,892,118
Lines of credit	430,606
Accrued expenses	128,341
Income tax payable	10,022
Other current liabilities	16,085
Current portion of long-term debt-related parties	709,960
Total current liabilities	3,187,132

Non-current liabilities
Notes payable-less current portion-related parties	577
Total non-current liabilities	3,187,709

Stockholders' equity
Common stock (No Par Value: 100,000,000 shares authorized; 2,030,863 shares issued and outstanding	208,871
Retained Earnings	1,730,223
Accumulated other comprehensive income	42,354

Total stockholders’ equity	1,981,448

Total liabilities and stockholders' equity	$ 5,169,157

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended
	March 31,
	2 0 0 6	2 0 0 5
	(Unaudited)
Revenues
Sales	$ 2,375,439	$ 1,583,629
Cost of goods sold	(1,723,987)	(1,170,632)
Gross profit	651,452	412,997

Operating expenses
Advertising	-	82,469
Management and professional fees paid to Shareholders	31,500	41,500
Depreciation	24,978	16,653
Other selling, general and administrative	535,445	388,040
Total operating expenses	591,923	528,662

Net operating income (loss)	59,529	(115,665)

Other income (expense)
Interest income	437	42
Interest expense	(23,645)	(2,130)
Other income	5,811
Total other income (expense)	(17,397)	(2,088)

Net income before income taxes	42,132	(117,753)
Income taxes refund/(expense)	(16,919)	63,434

Net income	$ 25,213	$ (54,319)

Earnings per share	0.01	(0.03)
Weighted average shares outstanding	2,030,863	2,022,500

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2 0 0 6	2 0 0 5
	(Unaudited)
Cash flows from operating activities
Net cash (used in) operating activities	(398,779)	(203,787)

Cash flows from investing activities
Payments of fixed assets	(34,103)	(284)

Net cash flows used in investing activities	(34,103)	(284)

Cash flows from financing activities
Principal payments on loan term debt	(691)	(1,847)
Proceeds from lines of credit	280,606	249,648

Net cash flows provided by financing activities:	279,915	247,801

Effect of exchange rate changes in cash	13,661	-

Net increase (decrease) in cash	(139,306)	43,730

Cash – beginning of period	794,392	169,738

Cash – end of period	655,086	213,468

Supplemental disclosure of non cash investing and financing activities:
Taxation paid in cash	3,797	-
Interest paid in cash	23,645	2,130
Purchase of business assets with other current liabilities	-	300,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

1.

MANAGEMENT’S REPRESENTATION OF INTERIM FINANCIAL INFORMATION

The accompanying financial statements have been prepared by Worldwide Manufacturing USA, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature.  These financial statements should be read in conjunction with the audited financial statements at December 31, 2005 as filed in the Company’s Form 10-KSB filed with the Commission on April 14, 2006.

2.  SIGNIFICANT ACCOUNTING POLICIES

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

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

2.

SIGNIFICANT ACCOUNTING POLICIES – CON’T

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

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

2.

SEGMENT INFORMATION

Segmental Data – 3 months ended March 31, 2006

Reportable Segments

(Amounts in thousands)

	WWMUSA	Intech Electro	Changchun Changde	Intech Precision	Total
External revenue	1,987	13	76	299	2,375
Intersegment revenue	-	1,136	-	-	1,136
Interest income	-	-	1	-	1
Interest expense	24	-	-	-	24
Depreciation under administrative expenses	6	15	1	3	25
Net profit after tax	(231)	173	4	79	25 (1)

Assets
Expenditures for long-lived assets	29	335	146	11	521

(1) $130 in intercompany profit was eliminated in consolidation.

Segmental Data – 3 months ended March 31, 2005

Reportable Segments

(Amounts in thousands)

	WWMUSA	Intech Electro	Total
External revenue	1,338	246	1,584
Intersegment revenue	-	888	888
Interest income	-	-	-
Interest expense	2	-	2
Depreciation under administrative expenses	4	13	17
Net profit (loss) after tax	(169)	115	(54) (1)

Assets	1,974	1,005	2,979
Expenditures for long-lived assets	-	-	-

  (1) $8,916 in intercompany profit was eliminated in consolidation.

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

3.  RELATED PARTY TRANSACTIONS

The Company paid cash in the amount of $31,500 for management services and $18,330 for interest expenses to certain shareholders, who are also members of the Board of Directors, as of March 31, 2006.

4. SUBSEQUENT EVENTS

On April 19, 2006 a Special Meeting was held to approve a 1:15 reverse stock split which was approved by the majority of the shareholders of Worldwide. Prior to the reverse stock split, their were approximately 30,337,500 shares outstanding after the split their are approximately 2,022,500 shares outstanding. In addition, as a result of the split the Company stock symbol changed from “WMFG” to “WWMU.”

The stock split became effective on April 21, 2006.

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

RESULTS OF OPERATIONS

Net sales for the three months ending March 31, 2006 were $2,375,439 compared to net sales of $1,583,629 for the same period in 2005. This increase of $791,810, or approximately 50%, was the result of the establishment of two factories Shanghai Intech Electronics Manufacturing Company and Shanghai Intech Precision Mechanical Products Manufacturing Company (formerly Shanghai Lizun Precision Mechanical Products Manufacturing Company) as well as greater demand for the Company’s products and services. Gross profit increased by $238,455 or 57.7% from $412,997in the quarter ending March 31, 2005 to $651,452 for the quarter ending March 31, 2006.   The increase of 57.7% was the result of greater sales.

Cost of goods sold for the three months ended March 31, 2006 was $1,723,987 compared to $1,170,632 for the same period in 2005.  The increase of $553,355 or approximately 47% was the result of greater revenues.

The gross margin percentage increased from 26% gross margin in March 2005 to approximately 27.4% as experienced for the three months ending March 31, 2006.  This reflects an increase of of 1.4 % in gross margins. Net income before tax for the three months ending March 31, 2006 was $42,132 compared to a net loss before tax of $117,753 for the three months ended March 31, 2005. The turnaround to profitability in the first quarter was the result of greater sales due to the establishment of the two factories as well as stronger demand for the Company’s products and services.

General and administration expenses for the three months ended March 31, 2006 totaled $591,923 compared to $528,662. The increase of $63,261 or approximately 12% was due to the increase in personnel costs and compensation expenses primarily related to the establishment of the new factories.

LIQUIDITY

The Company renewed and increased the line of credit with Wells Fargo Bank from $550,000 to $650,000 on May 10, 2006 to be used as necessary for working capital needs.  Under the terms of the revolving line of credit with Wells Fargo Bank, Worldwide may borrow up to $650,000 at 0.5% above the bank’s prime interest rate through March 10, 2007 (8.25% at May 10, 2006). There is presently no annual fee. These funds may be used for any purpose.  The revolving line of credit is secured by all assets of Worldwide Manufacturing USA, Inc.  At May 10, 2006, approximately $530,000 was still available from this line of credit at an interest rate of 8.25%.  In addition, net profits of the Company will be used in order to provide capital for expansion, increase in inventory, and for acquiring additional equipment, if needed.

During the three-month period ending March 31, 2006, net cash used in operations was $398,779 as compared with net cash used in operations of $203,787 during the comparative period of 2005. This reflects increases in inventory as the result of expansion and greater sales.

PLAN OF OPERATION

The Company is currently increasing its Marketing Distribution Channels through contacts with local manufacturing representatives.  In addition, the Company has completed the establishment of two new factories in Shanghai China; Shanghai Intech Electronics Manufacturing Company and Shanghai Intech Precision Mechanical Products Manufacturing Company (formerly Shanghai Lizun Precision Mechanical Products Manufacturing Company). The Company plans on providing additional working capital to increase business at the new factories along with increasing productivity. Further, the Company is seeking additional mergers or acquisitions in order to increase sales and to enhance the Company's competitive position.

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

Date:  May 15, 2005

By:   /s/ John D. Ballard

Chief Financial Officer and Principal Accounting Officer

Date:  May 15, 2006