Form 10QSB
period 2006-06-30
WORLDWIDE MANUFACTURING USA INC
filed 2006-08-18
CIK 1111816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

WORLDWIDE MANUFACTURING USA, INC.

(Exact name of registrant as specified in its charter)

Colorado	0-31761	84-1536519
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes. No X

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at June 30, 2006
Common Stock, no par value	2,030,863

Transitional Small Business Disclosure Format           Yes         No X

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

(a)

The unaudited financial statements of registrant for the six months ended June 30, 2006, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

June 30,
2 0 0 6
(Unaudited)

Assets

Current assets
Cash and cash equivalents	$ 717,372
Accounts receivable – net of allowance for doubtful accounts of $73,442	2,599,233
Inventories	1,442,146
Income taxes receivable	28,991
Bills receivable	-
Prepaid expenses-related party	-
Advance to suppliers	-
Other current assets	5,934
Total current assets	4,793,676

Property, plant and equipment, net	508,185

Total assets	$ 5,301,861

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET – CON’T

June 30,
2 0 0 6
(Unaudited)
Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$ 1,918,242
Lines of credit	513,913
Accrued expenses	43,967
Income tax payable	26,450
Other current liabilities	25,555
Current portion of long-term debt-related parties	3,025
Total current liabilities	2,531,152

Non-current liabilities
Notes payable-less current portion-related parties	650,000
Total non-current liabilities	3,181,152

Stockholders' equity
Common stock (no par value: 100,000,000 shares authorized; 2,030,863 shares issued and outstanding	208,871
Retained earnings	1,866,908
Accumulative other comprehensive income	44,930

Total stockholders’ equity	2,120,709

Total liabilities and stockholders' equity	$ 5,301,861

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Three Months Ended
	June 30,
	2 0 0 6	2 0 0 5
	(Unaudited)
Revenues
Sales	$ 2,861,897	$2,020,403
Cost of goods sold	(2,212,971)	(1,329,707)
Gross profit	648,926	690,696

Operating expenses
Advertising	3,220	-
Management and professional fees paid to shareholders	31,500	-
Depreciation	22,963	-
Other selling, general and administrative	432,642	402,563
Total operating expenses	490,325	402,563

Net operating income	158,601	288,133

Other income (expense)
Interest income	2,276	15
Interest expense	(27,847)	(18,601)
Exchange loss	(19,264)	-
Total other income (expense)	(44,835)	(18,586)

Net income before income taxes	113,766	269,547
Income taxes refund/(expense)	22,919	(129,321)

Net income	$ 136,685	$ 140,226

Other comprehensive income
Foreign currency translation	2,576	-
Comprehensive income	$ 139,261	$ 140,226

Earnings per share	0.07	0.07
Weighted average shares outstanding	2,030,863	2,022,500

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Six Months Ended
	June 30,
	2 0 0 6	2 0 0 5
	(Unaudited)
Revenues
Sales	$ 5,237,336	$3,604,032
Cost of goods sold	(3,936,958)	(2,500,339)
Gross profit	1,300,378	1,103,693

Operating expenses
Advertising	3,220	-
Management and professional fees paid to shareholders	63,000	-
Depreciation	47,941	19,663
Other selling, general and administrative	968,087	911,562
Total operating expenses	1,082,248	931,225

Net operating income	218,130	172,468

Other income (expense)
Interest income	8,524	57
Interest expense	(51,492)	(20,731)
Exchange loss	(19,264)
Total other income (expense)	(62,232)	(20,674)

Net income before income taxes	155,898	151,794
Income taxes refund/(expense)	6,000	(65,887)

Net income	$ 161,898	$ 85,907

Other comprehensive income
Foreign currency translation	16,237	-
Comprehensive income	$ 178,135	$ 85,907

Earnings per share	0.08	0.04
Weighted average shares outstanding	2,030,863	2,022,500

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2 0 0 6	2 0 0 5
	(Unaudited)

Net cash used in operating activities	(351,435)	(686,765)

Cash flows from investing activities
Acquisition of patents	-	(97,720)
Payments of fixed assets	(44,509)	(120,000)

Net cash flows used in investing activities	(44,509)	(217,720)

Cash flows from financing activities
Principal payments on loan term debt	(1,267)	-
Proceeds from lines of credit	363,913	348,738
Notes payable-related parties	(59,960)	698,300

Net cash flows provided by financing activities:	302,686	1,047,038

Effect of exchange rate changes in cash	16,238	-

Net increase (decrease) in cash	(77,020)	142,553

Cash – beginning of period	794,392	169,738

Cash – end of period	717,372	312,291

Supplemental disclosure of non cash investing and financing activities:
Interest paid in cash	51,542	20,731
Tax paid	12,631	-
Purchase of business assets with other current liabilities	-	55,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

1.

Management’s Representation of Interim Financial Information

The accompanying financial statements have been prepared by Worldwide Manufacturing USA, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature.  These financial statements should be read in conjunction with the audited financial statements at December 31, 2005 as filed in the Company’s Form 10-KSB filed with the Commission on March 31, 2006.

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

Description of Business

Worldwide Manufacturing USA, Inc. (Worldwide, the Company) is a direct manufacturer of die-casting, electronics components and air conditioning units for automobiles, an engineering firm and international contract manufacturer, using factories in China.  Worldwide provides services to several companies in the United States, primarily the aerospace, automotive, and electronics industries.  Worldwide employs 33 staff engineers through its wholly owned subsidiary, Shanghai Intech Electro-Mechanical Products Co., Ltd. (Intech).  Intech provides technical advisory, design, delivery, material procurement, and manufacturing quality control services.  Worldwide uses its engineers to write the production and inspection procedures, manages the production process, and conducts quality control audits as well as in-progress and final inspections of the customers’ products.

On September 30, 2003, the Company, formerly known as Tabatha III, Inc., acquired all of the issued and outstanding common stock of Worldwide Manufacturing USA, Inc. (Worldwide USA), a privately held operating company, in a share exchange transaction.  The Company issued 1,860,000 shares in the share exchange transaction for 100%, or 10,000 shares, of the issued and outstanding shares of Worldwide USA’s common stock.  Immediately prior to the acquisition, 717,467 shares of stock had been outstanding, and as part of the acquisition arrangement, certain shareholders of Tabatha III, Inc. agreed to surrender for cancellation a total

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

of 577,467 common shares held by them.  Total shares outstanding after the Worldwide USA acquisition were 2,000,000.  As a result of the share exchange transaction, Worldwide USA became a wholly-owned subsidiary of the Company. The parent company, Tabatha III, Inc., changed its name to Worldwide Manufacturing USA, Inc. in November 2003.

The former shareholders of Worldwide USA acquired a majority of the issued and outstanding common stock as a result of the share exchange transaction.  The transaction has been accounted for as a recapitalization of Worldwide USA, whereby Worldwide USA is the accounting acquirer.  The accompanying financial statements reflect the financial position and operating results of the Company for all periods presented.

On March 1, 2005, the Company formed a new company called Changchun Chengde Automobile Air-Conditioner Co., Limited (“Chengde”), which is the manufacturer of automobile air-conditioners. On August 18, 2005, Worldwide established its own electronics component manufacturing facility located in Shanghai named Shanghai Intech Electronics Manufacturing Company (“Electronics”). On November 1, 2005, the Company formed another company called Shanghai Intech Precision Machinery Co., Ltd. (“Precision”), which is engaged in die cast manufacturing and machining. All three newly formed companies are 51% owned by Intech and 49% owned by Worldwide Manufacturing USA, Inc.

Principles of Consolidation

The accompanying financial statements include Worldwide Manufacturing USA, Inc., a Colorado corporation (formerly Tabatha III, Inc.) and a public company, its operating subsidiary, Worldwide Manufacturing USA, Inc., a California corporation, a wholly-owned subsidiary, Intech, and two subsidiary companies, Chengde and Precision. Each of these subsidiary companies is 51% owned by Intech and 49% owned by Worldwide USA.  Intech also has an operating division called Intech Electronics.  Intercompany transactions have been eliminated in consolidation.

Property and equipment

Property and equipment are stated at historical cost and are depreciated over the useful lives of the assets. Depreciation is computed primarily using the straight-line method based on estimated useful lives, which range from 3 to 25 years.

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Inventories

Inventories consist of finished goods of manufactured products.  Cost is stated at the lower of cost or market on a first-in, first-out (FIFO) basis.  The Company has not recorded an allowance for slow-moving or obsolete inventory.  Obsolete inventory at December 31, 2004 and 2005 was minimal, as well as for the period ended June 30, 2006.

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

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

2.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

The Company generally expenses advertising costs as incurred.  Advertising expenses charged to operations were $3,320 for June 30, 2006.

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

Research and Development

The Company expenses the cost of research and development as incurred.  No research and development costs were charged to operations during 2004 or 2005 or the period ended June 30, 2006.

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

2.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Foreign Currency Transactions and Translation

Transaction gains and losses result from a change in exchange rates between the functional currencies in which a foreign currency transaction is denominated.  They represent an increase or decrease in (a) the actual functional current cash flows realized upon settlement of foreign currency transactions and (b) the expected functional currency cash flows on unsettled foreign currency transactions.  All transaction gains and losses are included in other income or expense.  For all periods presented, sales to customers were primarily denominated in U.S. dollars.

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

2.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Fair Value of Financial Instruments

Unless otherwise indicated, the fair value of all reported assets and liabilities, which represent financial instruments (none of which are held for trading purposes), approximate the carrying values of such instruments.  At June 30, 2006 and 2005, both short and long-term receivables in the amounts of $513,913 and $326,291, respectively, were pledged as collateral in connection with bank loans.

Compensated Absences

Employees of the Company are entitled to be compensated for absences depending on job classification, length of service, and other factors.  At June 30, 2005 and 2006, the minimal amounts unused by employees could not be estimated, and accordingly, no provision is recorded.

Concentrations, Risks, and Uncertainties

The Company has the following concentrations of business with customers and suppliers constituting greater than 10% of the Company’s gross sales and purchasing volume:

	2005	2006

Customer A	14%	14%
Customer B	14%	14%
Customer C	12%	12%

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

2.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

In 2006, the Company’s two largest suppliers comprised 5% of its manufacturing cost, versus 6% during 2005.

The Company’s customers in the aerospace, telecommunications, automotive, and electronics industries comprised the majority of its sales in 2005 and 2006.  These four industries accounted for 60% in 2005 and 2006 in company sales. For quarter ending June 30, 2006 it remained 60% of the Company’s sales.

As part of the production process, the Company may be required by its suppliers to advance funds under short-term agreements for tooling and other pre-production costs.  The loans are generally unsecured and may carry interest at the prevailing market rate for short-term instruments.  Such tooling is in most cases owned by the suppliers, and is a value primarily for the specific needs of the Company’s customers.  The Company in turn requires its customers to provide a non-refundable down payment to cover such startup costs.  In the event that a supplier is unable to fulfill its production agreements with the Company, management believes that other suppliers can be found for the Company’s products.  However, a change in suppliers would cause a delay in the production process, and could result in loss of tooling deposits and other supplier advances, which could negatively affect the Company’s operating results.  At June 30, 2005 and 2006, the balance of advances owed to the Company was $0 and $185,400, respectively.

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

Reclassifications

Certain 2005 balances have been reclassified to conform with 2006 presentation.

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

2.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

The Company will account for employee stock option plans under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123(R) and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services.”

Earnings Per Share

The Company adopted Statement of Financial Accounting Standard No. 128, “Earnings per Share” (“SFAS No. 128”), which is effective for annual periods ending after December 15, 1997.  Earnings per share (EPS) are computed based on the weighted average number of shares actually outstanding.

	June 30,
	2005	2006
Weighted average number of common shares used	2,022,500	2,030,863

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS 123(R) is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Among other items SFAS 123(R) eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The Company began recognizing compensation expense for the fair value of stock-based compensation in its financial statements in accordance with SFAS 123 in 2003. The effective date of SFAS 123(R) is the first annual reporting period beginning after June 15, 2005. The adoption of SFAS 123(R) did not have a material impact on the Company’s financial position, results of operations or cash flows.

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

2.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)

In March 2005, the SEC staff issued additional guidance on SFAS 123(R) in the form of Staff Accounting Bulletin (“SAB”) No. 107. SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee share options. Key topics covered by SAB 107 include: (a) valuation models - SAB 107 reinforces the flexibility allowed by SFAS 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility - the SAB provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term - the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company’s adoption of the principles of SAB 107 in conjunction with its adoption of SFAS 123(R) did not have material impact on the Company’s financial statements or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of SFAS No. 153 did not have a material impact on the Company’s financial statements or results of operations.

In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, (“FIN 46”), “Consolidation of Variable Interest Entities” (“VIE”). Until this interpretation, the Company generally included entities in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. FIN No. 46 is effective for reporting periods ending after December 15, 2003. The adoption of FIN No. 46 did not have a material impact on the Company’s Consolidated Financial Statements as of December 31, 2005.

In March 2005, FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

2.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

Obligation,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a Conditional Asset Retirement Obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material affect on the Company’s financial position, results of operations or cash flows.

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

3.  COMMITMENTS AND CONTINGENCIES

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

Year ended December 31:
2006 ...	$134,630
2007...........................................	.$109,708
2008.............................................	$65,918
2009................................................	$5,528
Total minimum future rental payments	$315,784

Total rent and lease expense was $70,570 and $66,827 paid during the six months ended June 30, 2005 and 2006, respectively.

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, which is located in the USA and PRC, consisted of the following at June 30, 2006 and 2005:

	2005	2006
Vehicles	$134,057	$150,431
Furniture and fixtures	4,496	4,496
Equipment	593,056	610,082
Software	27,946	34,901
Leasehold improvements	9,170	9,170
	768,725	809,080
Less: accumulated depreciation	257,108	300,895
	$511,617	$508,185

5.  LINES OF CREDIT

The Company renewed and increased the line of credit with Wells Fargo Bank from $550,000 to $650,000 on May 10, 2006 to be used as necessary for working capital needs.  Under the terms of the revolving line of credit with Wells Fargo Bank, Worldwide may borrow up to $650,000 at 0.5% above the bank’s prime interest rate through March 10, 2007 (8.75% at July 31, 2006). There is presently no annual fee. These funds may be used for any purpose.  The revolving line of credit is secured by all assets of Worldwide Manufacturing USA, Inc.  At June 30, 2006, approximately $136,000 was still available from this line of credit at an interest rate of 8.75%.

6.  PENSION PLAN AND STOCK OPTION PLAN

The Company established a SEP plan for the benefit of all full-time employees.  Contributions to the plan are limited to a statutory amount per employee.  No contributions were made for 2004 or 2005.  The Company also established a stock option plan for its employees on April 1, 2004.  The Company approved the plan to issue up to 300,000 shares of common stock.  The stock option plan provides employees, consultants and directors the opportunity to purchase shares.  The exercise price of an incentive stock option granted under this plan must be equal to or greater than the fair market value of the shares of the Company’s common stock on the date the option is granted.  The exercise price of a non-qualified option granted under this plan must be equal to or greater than 85% of the fair market value of the shares of the common stock on the date the option is granted.  An incentive stock option granted to an optionee owning more than 10% of the voting stock must have an exercise price equal to or greater than 110% of the fair market value of our common stock on the date the option is granted. On April 1, 2004, the Board granted options to purchase 109,213 shares at an exercise price of $6.00 per share.

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

7.   RELATED PARTY TRANSACTIONS

The Company paid cash in the amount of $63,000 to certain shareholders, who are also members of the Board of Directors, as of June 30, 2006.

Jimmy and Mindy Wang, who are principal shareholders, executive officers and members of the Board of Directors of the Company, have advanced funds to the Company for working capital purposes.  At June 30, 2006, the Company owed Jimmy and Mindy Wang $650,000. The advances are interest bearing at 8% per annum, with a default interest rate of 10%. All unpaid amounts on this note are due in full on January 1, 2010.  The Company paid cash in the amount of $35,829 for interest expense to Mr. and Mrs. Wang for the six months ended June 30, 2006.

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

9.  SEGMENT INFORMATION

The Company’s operations are classified into four principal reportable segments that provide different products or services.  Worldwide USA purchases and sells manufactured goods from China procured by its subsidiary, Intech. Intech provides technical advisory, design, delivery, material procurement, and manufacturing quality control services.  Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies, and because of the geographic location of Changchun Chengde Automobile Air-Conditioner Co., Limited (“Changchun Chengde”), which is located in Changchun City. The other entities are all located in Shanghai, China. Changchun Chengde sells automobile air conditioners while Shanghai Intech Precision Machinery Co., Ltd. performs die casting of various parts and Shanghai Electronics Manufacturing Company produces electronic components.

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

9.  SEGMENT INFORMATION (Continued)

Segmental Data – 6 months ended June 30, 2006

Reportable Segments

(Amounts in thousands)

	WWMUSA	Intech Electro	Changchun Changde	Intech Precision	Total
External revenue	4,000	146	240	851	5,237
Inter-segment revenue	-	2,684	-	-	2,684
Interest income	-	6	2	-	8
Interest expense	(52)	-	-	-	(52)
Depreciation under administrative expenses	(9)	(32)	(1)	(6)	(48)
Net profit after tax	(258)	291	22	124	162	(1)

Assets	3,197	846	184	1,075	5,302
Expenditures for long-lived assets	7	7	1	30	45

(1) $16,937 in inter-company profit was eliminated in consolidation.

Segmental Data – 6 months ended June 30, 2005

Reportable Segments

(Amounts in thousands)

	WWMUSA	Intech Electro	Total
External revenue	3,351	253	3,604
Inter-segment revenue	-	1,979	1,979
Interest income	-	-	-
Interest expense	(21)	-	(21)
Depreciation under administrative expenses	(5)	(15)	(20)
Net profit (loss) after tax	(137)	238	86	(1)

Assets	2,897	1,372	4,269
Expenditures for long-lived assets	120	-	120

  (1) $14,991 in inter-company profit was eliminated in consolidation.

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

10.  STOCK TRANSACTION

On April 19, 2006, a Special Meeting was held to approve a 1:15 reverse stock split which was approved by the majority of the shareholders of Worldwide. Prior to the reverse stock split, there were approximately 30,337,500 shares outstanding.  After the split there are approximately 2,022,500 shares outstanding. In addition, as a result of the split, the Company’s stock symbol changed from “WMFG” to “WWMU.”

The stock split became effective on April 21, 2006.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLAIMER REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-QSB, which are not statements of historical fact, are what are known as "forward-looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "hopes," "seeks," "anticipates," "expects," and the like, often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to our present and future operations, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. These and other factors may cause our actual results to differ materially from any forward-looking statement.  We caution you not to place undue reliance on these forward-looking statements.  Although we base these forward-looking statements on our expectations, assumptions, and projections about future events, actual events and results may differ materially, and our expectations, assumptions, and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

Overview

We are an engineering, contract manufacturing and direct manufacturing company, primarily servicing United States-based companies that outsource their smaller scale production orders for offshore production in China. From our inception in 1993 until 2005, we were strictly an intermediary or “middle man,” working with our customers and our subcontractors to assure that our customers received high quality components on a timely basis that fulfilled their specific needs. While we still subcontract a significant portion of our business, since 2005, we have begun the transition to becoming a direct contract manufacturer, operating several of our own factories.

We feel that as a contract manufacturer, we are constrained in our growth for a number of reasons. Many Fortune 500 and other large companies either cannot, or choose not, to work with contract manufacturers preferring to go directly to the source that can manufacture the product and thereby avoid the additional expense of the middleman. This is particularly true for very large orders, where the added cost of the middleman can have a material impact on the customers’ bottom line. As a result, our revenues have for the most part been limited to smaller scale production orders primarily (but not entirely) placed by companies that are not among the largest companies in the United States or elsewhere. Additionally, as a middleman we must share any potential gross profit with the subcontracting factory. Therefore, our customers are generally smaller, the orders they place are generally smaller and the income and profit we can generate from those orders is of necessity limited because we are not directly manufacturing the products. On the other hand, when we subcontract the actual manufacturing of our customers’ products and components, we do not need to hire factory employees, purchase materials, purchase and maintain manufacturing equipment or incur the costs of the manufacturing facilities. To some extent, these costs are built into the price charged by our subcontractors, but if we do not place orders, we do not incur those costs.

Our management has carefully considered these factors and during 2004 made the strategic decision to move our company away from our historical complete reliance on subcontractors. At the beginning of 2005 we did not own any of our own factories and used as our suppliers of materials and labor approximately 100 factories in China, mostly in Shanghai or the surrounding area. During the first quarter of 2005, we acquired the assets of Chengde, a factory that manufactures automobile air conditioning units, and in the fourth quarter of 2005, we established a die-casting and machining factory through leasing an existing facility from a former vendor and initially investing approximately $500,000 to upgrade the equipment and manufacturing buildings. In these transactions we acquired assets, the expertise of the employees, the managers of the factories, and a portion of the existing customers of those factories. In the third quarter of 2005, we also established an electronics manufacturing factory. As a result, as of May 31, 2006, we own and operate three factories that we now use for the manufacture of certain product lines that we historically had to subcontract, and we are using the services of approximately 40 subcontractors to manufacture those product lines for which we do not have our own manufacturing capabilities. The establishment of these factories, including asset purchases and factory upgrades, was funded primarily by loans from Jimmy and Mindy Wang, our principal shareholders and executive officers. Those loans are currently outstanding. In the future, we expect to continue to acquire or newly-establish factories that will give us the capability to manufacture those product lines our management believes are the most profitable.

In 2005, this transition did have an effect on our results of operations.  Because we did not begin operating Chengde until September 2005, Intech Electronics until August 2005, and Intech Precision until December 2005, the impact on our results of operations for the year was not what we would expect had the factories been in operation for an entire year. The impact of our operation of these factories is as follows:

(i)

In 2005, Chengde provided revenues of $226,228 and net profit of $21,575, all from new customers. In the six months of 2006, Chengde generated $240,115, with a NET profit of $26,958.

(ii)

In 2005, Intech Precision generated $71,087 in net sales and $1,939 in net profit. In the six months of 2006, Intech Precision had net sales of $851,510 and a net profit of $177,772.

(iii)

Intech Electronics, a division of Intech, had no revenues in 2005, but in the six months of 2006, it generated revenues of $2,830,201 and a net PROFIT loss of $443,551.

With the continuing transition into direct manufacturing, we expect to continue to increase sales outside the United States, and in particular, increase the number of customers in China and other Asian markets. Our costs to establish and improve these factories will increase along with sales and profits.

Through the development of our product mix, which consists of foundry, machining and stamping, electronics and fiber optics products lines, our business has become more diverse. In the past, foundry and machining and stamping accounted for more than 90% of our business. This percentage has decreased by approximately 10% since forming our own factories now representing approximately 80% of our business. The electronics product lines now account for approximately 16% of our business as compared to approximately 6% in 2005.  Fiber optics remains steady at approximately 4% of our business.

Generally, our operating results have been, and will continue to be, affected by a number of factors, including the following:

•	our customers may cancel or delay orders or change production quantities;

•

our operating results vary significantly from period to period due to the mix of the manufacturing services we are providing, the number and size of new manufacturing programs, the degree to which we utilize our manufacturing capacity, seasonal demand, shortages of components and other factors;

•	integration of acquired businesses and facilities; and

•	managing growth and changes in our operations.

We also are subject to other risks, including risks associated with operating in foreign countries, changes in our tax rates, and fluctuations in currency exchange rates.

Results of Operations

Net sales for the three months ending June 30, 2006 were $2,861,897 compared to net sales of $2,020,403 during the same period in 2005. The increase of $841,494 or 41% was the result of the establishment of two factories; Shanghai Intech Electronics Manufacturing Company and Shanghai Intech Precision Mechanical Products Manufacturing Company and greater sales due to an increase in demand for the Company’s products and services.

Net sales for the six months ending June 30, 2006 were $5,237,336 compared to net sales of $3,604,032 for the same period in 2005. This increase of $1,633,304, approximately 45%, was the result of growth in our recently established factories especially the electronics factory and new customers as the Company experiences greater demand for its products and services. Gross profit was $648,926 in the quarter ending June 30, 2006 compared to $690,696 in the same period in 2005 or a decrease of $41,770 or 6.0%.  The decrease in gross profit was largely due to increased costs of manufacturing.  The Company has, however, received orders with better profit margins. For the six months ending June 30, 2006, gross profit increased by $196,685 or approximately 18% from $1,103,693 for the six months ending June 30, 2005 to $1,300,378 for the six months ending June 30, 2006.   The increase was the result of greater sales.

           Cost of goods sold for the three months ending June 30, 2006 was $2,212,971 compared to $1,329,707 in June of 2005. The increase of $883,264 or 66% was due to increase in sales resulting from the Company’s expansion in establishing its new factories and increases in business. Profit margins for the quarter ending June 30, 2006 were 23% compared to 34% for June 30, 2005, reflecting additional costs at the factories. The cost of goods sold for the six months ending June 30, 2006 were $3,936,958 compared to $2,500,339 in 2005.  The increase of $1,436,619 or 57% was the result of greater sales.

The gross margin percentage decreased from 31% gross margin for the six months ending June 30, 2005 to approximately 25% for the six months ending June 30, 2006.  The decrease in gross margin reflects additional costs at the factories. Net income before taxes for the three months ending June 30, 2006 was $113,766 compared to $269,547 for the same period in 2005. The decrease of $155,781 or approximately 58% was the result of greater costs in being public and additional direct costs at the factories.  Net income before tax for the six months ending June 30, 2006 was $155,898 compared to net income before tax of $151,794 in June of 2005. The increase of pre tax income of $4,104 or approximately 3% was the result of higher sales.

General and administration expenses for the three months ending June 30, 2006 were $490,325 compared to $402,563 in June of 2005. The increase of $87,762 or 22% was the result of the increased cost of being public.  General and administration expenses for the six months ended June 30, 2006 totaled $1,082,248 compared to $931,225. The increase of $151,023 or approximately 16% was due to the increase in public costs.

LIQUIDITY

Historically, we have funded our operations and supported our growth with cash provided by our net income, loans from Jimmy and Mindy Wang, our principal shareholders and the revolving line of credit with Wells Fargo Bank.  The Company renewed and increased the line of credit with Wells Fargo Bank from $550,000 to $650,000 on March 31, 2006 to be used as necessary for working capital needs.  Under the terms of the revolving line of credit with Wells Fargo Bank, Worldwide may borrow up to $650,000 at 0.5% above the bank’s prime interest rate through March 10, 2007 (8.75% at July 31, 2006). There is presently no annual fee. These funds may be used for any purpose.  The revolving line of credit is secured by all assets of Worldwide Manufacturing USA, Inc.  At July 31, 2006, approximately $136,000 was still available from this line of credit at an interest rate of 8.75%.  In addition, net profits of the Company will be used to provide capital for the expansion of inventory held for the convenience of customers, and for acquiring additional equipment, if needed. The Company has never needed to sell debt or equity securities to fund our operations.

During the six-month period ending June 30, 2006, net cash used in operations was $351,435 a decrease of $335,330 as compared with net cash used of $686,765 during the comparative period of 2005. Greater cash was used in 2005 as a result of the acquisition expense and purchasing of materials for Chengde.

PLAN OF OPERATION

Acquisitions and Establishment of New Factories in 2005

In February 2005, we completed the purchase of assets of Chengde, a factory that produces air conditioner units for automobiles, for which we paid $300,000 in installments, all of which has been paid as of May 2006. We began operating this factory in September 2005.

In August 2005, we established Intech Electronics, our electronics factory, which operates as a division of Shanghai Intech. In connection with the establishment of this factory, we purchased approximately $250,000 worth of electronics equipment from Opel Technology, one of our former electronics vendors. The total cost to set up this factory was $290,000, including the equipment purchase.

In October 2005, we established Intech Precision, our die-casting and machining factory. We purchased certain assets owned by the former majority owner of the factory for $500,000, which amount is payable in March 2008 and hired that owner as the general manager of our factory. We began operating this factory in December 2005.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

Critical Accounting Policies, Estimates and Judgments

This discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an on-going basis, we evaluate our estimates, including those related to property, plant and equipment, inventories, revenue recognition, inventories, accounts receivable and foreign currency transactions and translation. We base our estimates on historical experience and on various other market-specific assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results, however, may differ significantly from these estimates.

We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Property, plant and equipment

Property, plant and equipment are stated at historical cost and are depreciated over the useful lives of the assets. Leasehold improvements and capitalized leased equipment are amortized over the life of the lease. Repair and maintenance expenditures that do not significantly add to the value of the equipment or prolong its life, are charged to expense as incurred. Gains and losses on dispositions of property, plant and equipment are included in the related period’s statement of operations. Depreciation is computed primarily using the straight-line method based on estimated useful lives, which range from 3 to 25 years.

Inventories

Inventories consist of finished goods of manufactured products. Our inventory is based on customer orders and the duration of those orders. Cost is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. We have not recorded an allowance for slow-moving or obsolete inventory. Obsolete inventory at December 31, 2004 and 2005 was minimal as well as for the period ending June 30, 2006.

Revenue Recognition

We recognize revenues in accordance with the guidelines of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”. We recognize revenue from product sales when the orders are completed and shipped, provided that collection of the resulting receivable is reasonably assured. Amounts billed to customers are recorded as sales while the shipping costs are included in cost of sales. Returns on defective custom parts may only be exchanged for replacement parts within 30 days of the invoice date. Returns on defective parts, which can be resold, may be exchanged for replacement parts or for a refund.  Revenue from non-refundable customer tooling deposits is recognized when the materials are shipped or when the deposit is forfeited, whichever is earlier.

Foreign Currency Transactions and Translation

Transaction gains and losses result from a change in exchange rates between the functional currencies in which a foreign currency transaction is denominated and the reporting currency. They represent an increase or decrease in (i) the actual functional current cash flows realized upon settlement of foreign currency transactions and (ii) the expected functional currency cash flows on unsettled foreign currency transactions. All transaction gains and losses are included in other income or expense. For all periods presented, sales to customers were primarily denominated in U.S. dollars.

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

[Management has discussed the development and selection of these critical accounting policies with the Board of Directors and the Board has reviewed the disclosures presented above relating to them.]

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS 123(R) is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Among other items SFAS 123(R) eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The Company began recognizing compensation expense for the fair value of stock-based compensation in its financial statements in accordance with SFAS 123 in 2003. The effective date of SFAS 123(R) is the first annual reporting period beginning after June 15, 2005. The adoption of SFAS 123(R) did not have a material impact on our financial position, results of operations or cash flows.

In March 2005, the SEC staff issued additional guidance on SFAS 123(R) in the form of Staff Accounting Bulletin (“SAB”) No. 107. SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two themes: (i) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (ii) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee share options. Key topics covered by SAB 107 include: (a) valuation models – SAB 107 reinforces the flexibility allowed by SFAS 123(R) to choose an option-pricing model that meets the standard’s fair value of the Company’s share price.

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

Date:   August 18, 2006

By:   /s/ John D. Ballard

Chief Financial Officer and Principal Accounting Officer

Date:   August 18, 2006