Form 10QSB
period 2006-09-30
WORLDWIDE MANUFACTURING USA INC
filed 2006-11-14
CIK 1111816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes. No X

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at September 30, 2006
Common Stock, no par value	2,030,863

Transitional Small Business Disclosure Format           Yes         No X

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

(a)

The unaudited financial statements of registrant for the nine months ended September 30, 2006, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

September 30,
2 0 0 6
(Unaudited)

Assets

Current assets
Cash and cash equivalents	773,412
Accounts receivable – net of allowance for doubtful accounts of $73,442	2,575,188
Inventories	1,716,573
Income taxes receivable	32,751
Other receivables – Changchun Intech Gas Equipment	185,400
Other current assets	7,132
Total current assets	5,290,456

Property, plant and equipment, net	495,174

Total assets	$5,785,630

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET – CON’T

September 30,
2 0 0 6
(Unaudited)
Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$ 2,132,809
Lines of credit	400,000
Accrued expenses	26,345
Income tax payable	4,109
Other current liabilities	12,909
Total current liabilities	2,576,172

Long-term liabilities
Notes payable to shareholder	630,000
Total liabilities	3,206,172

Commitments and contingencies (refer to note 3)

Stockholders' equity
Common stock (no par value: 100,000,000 shares authorized; 2,030,863 shares issued and outstanding)	208,871
Retained earnings	2,307,084
Accumulated other comprehensive income	63,503
Total stockholders’ equity	2,579,458

Total liabilities and stockholders' equity	$ 5,785,630

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Three Months Ended
	September 30,
	2 0 0 6	2 0 0 5
	(Unaudited)
Revenues
Sales	$2,824,883	$2,384,680
Cost of goods sold	(1,933,631)	(1,512,291)
Gross profit	891,252	872,389

Operating expenses
Advertising	100	-
Allowance for bad debts	(57,086)
Management and professional fees paid to shareholders	31,500	-
Depreciation	21,873	9,832
Other selling, general and administrative	438,226	488,606
Total operating expenses	434,613	498,438

Net operating income	456,639	373,951

Other income (expense)
Interest income	589	820
Interest expense	(23,862)	(23,486)
Exchange loss	(19,243)	-
	305
Total other income (expense)	(42,211)	(22,666)

Net income before income taxes	414,428	351,285
Income taxes refund/(expense)	25,749	(145,849)

Net income	$ 440,177	$ 205,436

Other comprehensive income
Foreign currency translation	18,573	32,373
Comprehensive income	$458,750	$237,809

Earnings per share	0.22	0.10
Weighted average shares outstanding	2,030,863	2,022,500

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Nine Months Ended
	September 30,
	2 0 0 6	2 0 0 5
	(Unaudited)
Revenues
Sales	$8,062,219	$5,988,712
Cost of goods sold	(5,870,589)	(4,012,630)
Gross profit	2,191,630	1,976,082

Operating expenses
Allowance for bad debts	(57,086)	-
Advertising	3,320	-
Management and professional fees paid to shareholders	94,500	-
Depreciation	69,814	29,495
Other selling, general and administrative	1,406,313	1,400,168
Total operating expenses	1,516,861	1,429,663

Net operating income	674,769	546,419

Other income (expense)
Interest income	9,113	877
Interest expense	(75,354)	(44,217)
Exchange loss	(38,507)	-
Investment income	305	-
Total other income (expense)	(104,443)	(43,340)

Net income before income taxes	570,326	503,079
Income taxes refund/(expense)	31,749	(211,736)

Net income	$ 602,075	$ 291,343

Other comprehensive income
Foreign currency translation	34,810	32,373
Comprehensive income	$ 636,885	$ 323,716

Earnings per share	0.31	0.14
Weighted average shares outstanding	2,030,863	2,022,500

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2 0 0 6	2 0 0 5
	(Unaudited)

Net cash used in operating activities	(168,252)	(365,478)

Cash flows from investing activities
Acquisition of patents	-	(97,720)
Purchase of fixed assets	(56,310)	(83,821)

Net cash flows used in investing activities	(56,310)	(181,541)

Cash flows from financing activities
Principal payments on loan term debt	(1,268)	-
Proceeds from lines of credit	250,000	11,919
Notes payable-related parties	(79,960)	726,130

Net cash flows provided by financing activities:	168,772	738,049

Effect of exchange rate changes in cash	34,810	-

Net increase (decrease) in cash	(20,980)	191,030

Cash – beginning of period	794,392	169,738

Cash – end of period	773,412	360,768

Supplemental disclosure of non cash investing and financing activities:
Interest paid in cash	75,353	23,486
Tax (refund)/paid	-	-
Purchase of business assets with other current liabilities	-	55,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

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

Inventories

Inventories consist of finished goods of manufactured products.  Cost is stated at the lower of cost or market on a first-in, first-out (FIFO) basis.  The Company has not recorded an allowance for slow-moving or obsolete inventory.  Obsolete inventory at December 31, 2004 and 2005 was minimal, as well as for the period ended September 30, 2006.

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

2.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

The Company generally expenses advertising costs as incurred.  Advertising expenses charged to operations were $3,320 for the nine months ended September 30, 2006.

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

Research and Development

The Company expenses the cost of research and development as incurred.  No research and development costs were charged to operations during 2004 or 2005 or the period ended September 30, 2006.

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

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

Fair Value of Financial Instruments

Unless otherwise indicated, the fair value of all reported assets and liabilities, which represent financial instruments (none of which are held for trading purposes), approximate the carrying values of such instruments.  At September 30, 2006 and 2005, both short and long-term receivables in the amounts of $400,000 and $100,000 respectively, were pledged as collateral in connection with bank loans.

Compensated Absences

Employees of the Company are entitled to be compensated for absences depending on job classification, length of service, and other factors.  At September 30, 2005 and 2006, the minimal amounts unused by employees could not be estimated, and accordingly, no provision is recorded.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

2.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

In 2006, the Company’s two largest suppliers comprised 5% of its manufacturing cost, versus 6% during 2005.

The Company’s customers in the aerospace, telecommunications, automotive, and electronics industries comprised the majority of its sales in 2005 and 2006.  These four industries accounted for 60% in 2005 and 2006 in company sales. For quarter ending September 30, 2006 it remained 60% of the Company’s sales.

As part of the production process, the Company may be required by its suppliers to advance funds under short-term agreements for tooling and other pre-production costs.  The loans are generally unsecured and may carry interest at the prevailing market rate for short-term instruments.  Such tooling is in most cases owned by the suppliers, and is a value primarily for the specific needs of the Company’s customers.  The Company in turn requires its customers to provide a non-refundable down payment to cover such startup costs.  In the event that a supplier is unable to fulfill its production agreements with the Company, management believes that other suppliers can be found for the Company’s products.  However, a change in suppliers would cause a delay in the production process, and could result in loss of tooling deposits and other supplier advances, which could negatively affect the Company’s operating results.  At September 30, 2005 and 2006, the balance of advances owned to the Company was $0 and $185,400

The Company sells its goods and services internationally, although the majority of its revenue is derived from customers in the United States.  As such, the Company is susceptible to credit risk on accounts and notes receivable from customers in that region.  Additionally, a significant portion of the Company’s U.S. customers consists of entities in the aerospace industry, which has proven to be sensitive to swings in the economic cycle.  Generally, the Company does not obtain security from its customers in support of accounts receivable.

Reclassifications

Certain 2005 balances have been reclassified to conform with the 2006 presentation.

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

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

Earnings Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”), which is effective for annual periods ending after December 15, 1997.  Earnings per share (EPS) are computed based on the weighted average number of shares actually outstanding.

	September 30,
	2005	2006
Weighted average number of common shares used	2,022,500	2,030,863

Recent Accounting Pronouncements

Share-Based Payments:

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

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

Exchange of non-monetary assets:

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

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

2.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consolidation of Variable Interest Entities:

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

Conditional Asset Retirement Obligation:

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

Accounting Changes and Error Corrections:

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

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

2.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for certain hybrid financial instruments:

In February 2006 the FASB issued SFAS No. 155, “Accounting for certain Hybrid Financial Instruments”, an amendment of FASB No. 133 and 140, (“SFAS 155”), SFAS 155 permits fair value remeasurement for any hybrid financial instruments that contains an embedded derivative that otherwise would require bifuration in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Presently the company does not have any hybrid financial instruments.

Inventory costs:

SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”), SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current period charges, and that fixed production overheads be allocated to inventory based on normal capacity of production facilities. SFAS 151 had no impact on the company’s consolidated financial statements.

3.  COMMITMENTS AND CONTINGENCIES

The Company leases its office spaces and certain vehicles under non-cancelable operating leases.  The Worldwide USA office lease requires increasing annual payments plus a share of operating costs.  Minimum future rental payments under non-cancelable operating leases with remaining terms in excess of one year as of December 31, 2006, in the aggregate and for each of the five succeeding fiscal years are as follows:

Year ended December 31:
2006 ...	$134,630
2007...........................................	.$109,708
2008.............................................	$65,918
2009................................................	$5,528
Total minimum future rental payments	$315,784

Total rent and lease expense was $108,662 paid during the nine months ended September 30, 2006.

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, which is located in the USA and PRC, consisted of the following at September 30, 2006:

2006
Machinery	$ 507,577
Vehicles	150,616
Furniture and fixtures	4,496
Equipment	110,622
Software	35,461
Leasehold improvements	9,170
817,942
Less: accumulated depreciation	322,768
$ 495,174

5.  LINES OF CREDIT

The Company renewed and increased the line of credit with Wells Fargo Bank from $550,000 to $650,000 on May 10, 2006 to be used as necessary for working capital needs.  Under the terms of the revolving line of credit with Wells Fargo Bank, Worldwide may borrow up to $650,000 at 0.5% above the bank’s prime interest rate through March 10, 2007 (8.75% at November 10, 2006). There is presently no annual fee. These funds may be used for any purpose.  The revolving line of credit is secured by all assets of Worldwide Manufacturing USA, Inc.  At September 30, 2006, approximately $250,000 was still available from this line of credit at an interest rate of 8.75%.

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

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

7.   RELATED PARTY TRANSACTIONS

The Company paid wages in the amount of $94,500 to certain shareholders, who are also members of the Board of Directors, as of September 30, 2006.

Jimmy and Mindy Wang, who are principal shareholders, executive officers and members of the Board of Directors of the Company, have advanced funds to the Company for working capital purposes.  At September 30, 2006, the Company owed Jimmy and Mindy Wang $630,000. The advances are interest bearing at 8% per annum, with a default interest rate of 10%. All unpaid amounts on this note are due in full on January 1, 2010.  The Company paid cash in the amount of $52,078 for interest expense to Mr. and Mrs. Wang for the Nine months ended September 30, 2006.

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

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

9.  SEGMENT INFORMATION (Continued)

Segmental Data – 9 months ended September 30, 2006

Reportable Segments

(Amounts in thousands)

	WWMUSA	Intech Electro	Changchun Changde	Intech Precision	Consolidated Total
External revenue	6,238	46	354	1,424	8,062
Inter-segment revenue	-	4,311			4,311
Interest income	1	7		2	10
Interest expense	(75)				(75)
Depreciation under administrative expenses	(12)	(46)	(2)	(11)	(71)
Net profit after tax	(165)	590	27	166	577	(1)

Assets	4,560	4,083	232	1,070	9,945
Expenditures for long-lived assets	7	8	1	37	53

(1) $41,865 in inter-company profit was eliminated in consolidation.

Segmental Data – 9 months ended September 30, 2005

Reportable Segments

(Amounts in thousands)

	WWMUSA	Intech Electro	Consolidated Total
External revenue	$ 5,491	$497	$ 5,988
Inter-segment revenue	-	3,504	3,504
Interest income	-	-	-
Interest expense	(44)	-	(44)
Depreciation under administrative expenses	(5)	(24)	(29)
Net profit (loss) after tax	(60)	379	291(1)

Assets	3,302	1,141	4,443
Expenditures for long-lived assets	171	10	181

  (1) $28,205 in inter-company profit was eliminated in consolidation.

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

10.  STOCK TRANSACTION

On April 19, 2006, a Special Meeting was held to approve a 1:15 reverse stock split which was approved by the majority of the shareholders of Worldwide. Prior to the reverse stock split, there were approximately 30,437,500 shares outstanding.  After the split there are approximately 2,029,167 shares outstanding. In addition, as a result of the split, the Company’s stock symbol changed from “WMFG” to “WWMU.”

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

(i)

In 2005, Chengde provided revenues of $226,228 and net profit of $21,575, all from new customers. In the Nine months of 2006, Chengde generated $354,743, with a NET profit of $26,384.

(ii)

In 2005, Intech Precision generated $71,087 in net sales and $1,939 in net profit. In the Nine months of 2006, Intech Precision had net sales of $1,423,684 and a net profit of $195,017.

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

Results of Operations

Net sales for the three months ending September 30, 2006 were $2,824,883 compared to net sales of $2,384,680 during the same period in 2005. The increase of $440,203 or approximately 18% was the result of the establishment of two factories; Shanghai Intech Electronics Manufacturing Company and Shanghai Intech Precision Mechanical Products Manufacturing Company and greater sales due to an increase in demand for the Company’s products and services.

Net sales for the nine months ending September 30, 2006 were $8,062,219 compared to net sales of $5,988,712 for the same period in 2005. This increase of $2,073,507, approximately 35%, was the result of growth in our recently established factories especially the electronics factory and new customers as the Company experiences greater demand for its products and services. Gross profit was $891,252 in the quarter ending September 30, 2006 compared to $872,389 in the same period in 2005 or a increase of $18,863 or about 2%.  For the nine months ending September 30, 2006, gross profit increased by $215,548 or approximately 11% from $1,976,082 for the nine months ending September 30, 2005 to $2,191,630 for the nine months ending September 30, 2006.   The increase was the result of greater sales.

           Cost of goods sold for the three months ending September 30, 2006 was $1,933,631 compared to $1,512,291 in September of 2005. The increase of $421,340 or about 28% was due to increase in sales resulting from the Company’s expansion in establishing its new factories and increases in business. Profit margins for the quarter ending September 30, 2006 were 31% compared to 37% for September 30, 2005, reflecting additional costs at the factories. The cost of goods sold for the nine months ending September 30, 2006 were $5,870,589 compared to $4,012,630 in 2005.  The increase of $1,857,959 or about 46% was the result of greater sales.

The gross margin percentage decreased from 33% gross margin for the nine months ending September 30, 2005 to approximately 27% for the nine months ending September 30, 2006.  The decrease in gross margin reflects additional costs at the factories. Net income before taxes for the three months ending September 30, 2006 was $414,428 compared to $351,285 for the same period in 2005. The increase of $63,143 or approximately 18% was the result of increase in business.  Net income before tax for the nine months ending September 30, 2006 was $570,326 compared to net income before tax of $503,079 in September of 2005. The increase of pre tax income of $67,247 or approximately 13% was the result of higher sales.

General and administration expenses for the three months ending September 30, 2006 were $438,226 compared to $498,438 in September of 2005. The decrease of $60,212 or 12% was the result of a decrease in expenses associated with public costs for the quarter.  General and administration expenses for the nine months ended September 30, 2006 totaled $1,406,313 compared to $1,400,168. The increase of $6,145 or approximately .5% was due to the increase in public costs over the nine month period.

LIQUIDITY

Historically, we have funded our operations and supported our growth with cash provided by our net income, loans from Jimmy and Mindy Wang, our principal shareholders and the revolving line of credit with Wells Fargo Bank.  The Company renewed and increased the line of credit with Wells Fargo Bank from $550,000 to $650,000 on March 31, 2006 to be used as necessary for working capital needs.  Under the terms of the revolving line of credit with Wells Fargo Bank, Worldwide may borrow up to $650,000 at 0.5% above the bank’s prime interest rate through March 10, 2007 (8.75% at November 10, 2006). There is presently no annual fee. These funds may be used for any purpose.  The revolving line of credit is secured by all assets of Worldwide Manufacturing USA, Inc.  At November 10, 2006, approximately $400,000 was still available from this line of credit at an interest rate of 8.75%.  In addition, net profits of the Company will be used to provide capital for the expansion of inventory held for the convenience of customers, and for acquiring additional equipment, if needed. The Company has never needed to sell debt or equity securities to fund our operations.

During the nine month period ending September 30, 2006, net cash used in operations was $168252 a decrease of $197,226 as compared with net cash used of $365,478 during the comparative period of 2005. Greater cash was used in 2005 as a result of the acquisition expense and purchasing of materials for Chengde.

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

We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Property, plant and equipment

Property, plant and equipment are stated at historical cost and are depreciated over the useful lives of the assets. Leasehold improvements and capitalized leased equipment are amortized over the life of the lease. Repair and maintenance expenditures that do not significantly add to the value of the equipment or prolong its life are charged to expense as incurred. Gains and losses on dispositions of property, plant and equipment are included in the related period’s statement of operations. Depreciation is computed primarily using the straight-line method based on estimated useful lives, which range from 3 to 25 years.

Inventories

Inventories consist of finished goods of manufactured products. Our inventory is based on customer orders and the duration of those orders. Cost is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. We have not recorded an allowance for slow-moving or obsolete inventory. Obsolete inventory at December 31, 2004 and 2005 was minimal as well as for the period ending September 30, 2006.

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

Management has discussed the development and selection of these critical accounting policies with the Board of Directors and the Board has reviewed the disclosures presented above relating to them.

ITEM 3.

CONTROLS AND PROCEDURES

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and principal accounting officer also concluded that our disclosure controls and procedures were effective as of September 30, 2006 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:   November 14, 2006

By:   /s/ John D. Ballard

Chief Financial Officer and Principal Accounting Officer

Date:   November 14, 2006