Form 10KSB
period 2006-12-31
WORLDWIDE MANUFACTURING USA INC
filed 2007-04-13
CIK 1111816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[X]    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

State issuer's revenues for its most recent fiscal year: $11,409,300

The aggregate market value of the voting stock held by non-affiliates of the registrant as of

April 06, 2007 is approximately $9,200,234.

The number of shares outstanding of the issuer's classes of Common Stock as of April 06, 2007:

Common Stock, no par value, 2,030,863 shares

Transitional Small Business Disclosure Format Yes [  ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE: NONE

WORLDWIDE MANUFACTURING USA, INC.

2006 ANNUAL REPORT ON FORM 10-KSB

INDEX

PART I

4

ITEM 1.

DESCRIPTION OF BUSINESS

4

ITEM 2.

DESCRIPTION OF PROPERTY

14

ITEM 3.

LEGAL PROCEEDINGS

14

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

14

PART II

14

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

14

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

15

ITEM 7.

FINANCIAL STATEMENTS

21

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

23

CONSOLIDATED BALANCE SHEETS

24

CONSOLIDATED STATEMENTS OF OPERATIONS

25

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

26

CONSOLIDATED STATEMENTS OF CASH FLOWS

27

ITEM 8.

 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  44

ITEM 8A.

CONTROLS AND PROCEDURES

45

ITEM 8B.

OTHER INFORMATION

45

PART III

45

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT  45

ITEM 10.

EXECUTIVE COMPENSATION

47

ITEM 11.

 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

49

ITEM 12.

 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

50

ITEM 13.

EXHIBITS

50

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

51

SIGNATURES

52

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

Contract manufacturing service providers must provide increasingly rapid product turnaround for their customers. We generally do not obtain firm long-term purchase commitments from our customers. Customers may cancel their orders, change production quantities, or delay production because of consumer demand or technological changes; however, we are often obligated to expend significant amounts for retooling or other start-up costs of manufacturing. Any costs due to cancellations, reductions, customer returns and/or delays by a significant customer or by a group of customers might not be recoverable. The loss could be greater than our projected profit on the contract, resulting in a net loss for the contract. The short-term nature of our customers' commitments and the possibility of rapid changes in demand for their products reduce our ability to estimate accurately future customer requirements. On occasion, customers may require rapid increases in production, which can stress our resources and reduce margins. Although we have several manufacturing facilities in China that we do business with, there can be no assurances we will have sufficient capacity at any given time to meet our customers’ demands. We could lose orders or fail to complete orders in a timely manner. In addition, because many of our costs and operating expenses are relatively fixed, any reduction in customer demand can adversely affect our gross margins and operating income.

3.  A few customers and contract manufacturers account for a large percentage of our business. Therefore, the loss of any one customer or contract manufacturers could reduce our sales significantly or impede our ability to comply with our manufacturing contracts, respectively.

Historically, our six largest customers, Joslyn Sunbank, Joslyn Manufacturing, Radio Waves Corp and Teleflex Electrical, Crosman Corporation and Pacific Scientific-CA accounted for approximately 52% of consolidated net sales in 2005ompared to 46% of consolidated net sales in the year ending 2004. Our two largest contract manufacturers are now Shanghai Xinli Trading Company Ltd. and Shanghai ShangJi Tool Co. Ltd., and they accounted for $302,150 or 3.2% and $261,026 or 2.6% respectively of the total materials purchased by Worldwide for the period ending December 31, 2005. Likewise for the period ending December 31, 2004, Worldwide's largest suppliers were Shanghai Xinli Trading Company Ltd. and Shanghai ShangJi Tool Co. Ltd., and they accounted for $530,233 or 6.9% and $465,640 or 5.9% respectively of the total materials purchased by Worldwide. The loss of any one customer could significantly reduce our sales. The loss of one contract manufacturer could cause delays in our performance of contracts or reduce our gross margin if the substitute manufacturer could not deliver on time or at the same contract price.

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

On September 30, 2003, we acquired all of the issued and outstanding common stock of Worldwide USA in a share exchange transaction. We issued 27,900,000 shares of common stock in the share exchange transaction for 100% or 10,000 of the issued and outstanding shares of Worldwide USA's common stock. As a result of the share exchange transaction, Worldwide USA became our wholly owned subsidiary.

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

On February 25, 2005, Worldwide USA completed an Agreement for Sale and Purchase of the Business Assets of Chengde Science & Technology (“Chengde”) located in Changchun Gaoxin District, PRC. The total price was $300,000 with the following payment schedule: The first payment of $120,000 will be paid by March 28, 2005.  The final payment will be issued in March, 2006 and bear a restrictive legend. Chengde is a factory that produces air conditioner units for automobiles primarily located in Asia.

On August 18, 2005, Worldwide established its own electronics manufacturing company located in Shanghai, PRC. The new company, Shanghai Intech Electronics Manufacturing Company will be a wholly-owned subsidiary of Worldwide’s quality control arm and wholly-owned subsidiary Shanghai Intech Electro Mechanical Products, Ltd. Worldwide purchased approximately $250,000 worth of electronics equipment from Opel Technology, a former Worldwide electronics vendor. In establishing the new electronics factory, Worldwide expects to compete more effectively in the PC board and cable assembly industry as well as gain complete control over its electronics components production.

The Company also established Shanghai Intech Precision Mechanical Products Manufacturing Ltd. (“Precision”) on November 1, 2005.  Precision will be a 51% owned by Intech and 49% owned by Worldwide. This factory performs die casting and machining services for the automotive, motorcycle, telecommunications and home supply industries. Precision is located in the suburbs of Shanghai, PRC and occupies an area of approximately 19,121 square feet. The factory contains three workshops: a die casting shop, a machining shop and a printing shop. It currently employs 107 employees.

General

Incorporated in California in 1996, Worldwide USA is headquartered in San Bruno, California and engages as a contract manufacturer, engineering firm and direct manufacturer through its wholly-owned subsidiaries. It has four wholly-owned subsidiaries located in China: Shanghai Intech Electro Mechanical Products Co (“Intech”), the quality control arm of the company, Chengde Science & Technology (“Chengde”), is a direct manufacturer of air conditioner units for automobiles, Shanghai Intech Electronics Manufacturing Company an electronics factory and Shanghai Intech Precision Mechanical Products Manufacturing Ltd. (“Precision”) a die casting and machining factory. Its products are manufactured in factories in the Peoples Republic of China (PRC). A contract manufacturer locates factories capable of producing customer parts according to desired specifications and quality standards imposed by the customer. The contract manufacturer hires subcontractors (factories) that provide the plant, equipment, manufacturing working capital and factory labor. Worldwide provides sales, management, production control and technical support. Worldwide's goal is to timely deliver high quality components at manufacturing costs that are at least fifty percent (50%) less than what Worldwide's customers would pay for similar parts in the United States. As a contract manufacturer, Worldwide manufactures car air condition units, die casting parts as well as electronic products and subcontracts to factories for the remaining customers' parts that it does not produce directly. Worldwide's role is to ensure that the parts meet specifications and quality standards imposed by our customers. Worldwide does not have operations throughout the world, but only in the state of California and the Peoples Republic of China. Worldwide's website address is www.wwmusa.com.

Worldwide provides its services to several companies in the United States, primarily in the aerospace, automotive, and electronics industries. Although Worldwide initially focused on manufacturing components for the high tech industry, Worldwide's CEO, Jimmy Wang, realizes that through Worldwide's business model, the company has the ability to arrange for the manufacture of products, parts, and components for a broad number of industries. Worldwide currently arranges for the manufacture of components and products for a wide variety of customers. Worldwide is a direct manufacturer of die casting, electronics products and air-condition units for automobiles.

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

Through Worldwide’s wholly-owned subsidiary in Shanghai, Intech Electro-Mechanical Products Co., Ltd. (hereinafter, "Intech"), Worldwide employs thirty-three (33) staff engineers. As an engineering firm, Intech provides technical advice, design, delivery, material procurement, and manufacturing quality control services to companies in the United States seeking to manufacture or purchase components from manufacturers in PRC. The quality control procedures used by Intech and Worldwide are described below from start to finish:

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

Price B is based on the proposal with our suggested engineering and material changes. Price B is lower in price and the lead-time is shorter. Price B is the price using materials from suppliers in PRC which are cheaper than United States' suppliers for the same material, as well as Worldwide's engineers in the design process. Price C is the final price and it is a compromise by the customer regarding its quality of materials used, where the supplier is located (China or United States) and the engineering design, whether it is designed by our engineers where the cost is less, or by an outside engineering firm.

In most cases, the customer accepts our partial suggestions for engineering and material changes; therefore, we re-quote with a "C" price and delivery proposal, which falls between the "A" and "B" price structures.

If we are successful in obtaining that order, our engineer writes the production and inspection procedures with all the considerations based on the information from the initial contacts with the customer's engineers. Shanghai Intech Electro-Mechanical Products Co., Ltd., the subsidiary of Worldwide Manufacturing, will compel the manufacturer to follow the procedures through a three-stage on-site inspection process and two incentive programs, both of which are described below. The purposes of the following inspection procedures are to ensure that the customer receives quality parts. There is no extra charge to the customer for having these quality control procedures. Worldwide institutes these procedures on behalf of our customers and in order to better compete with other contract manufacturers. By providing high quality parts, it allows Worldwide to attract and retain contract-manufacturing orders from our customers. As a contract manufacturer, Worldwide does not manufacture customer parts, but subcontracts to factories that produce these parts. Worldwide's role is to ensure that the parts meet specifications and quality standards imposed by our customer.

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

Suppliers and Customers

Our two largest contract manufacturers are Shanghai Xinli Trading Company Ltd. and Shanghai ShangJi Tool Co. Ltd., they accounted for $587,860 or 7.6% and $417,690 or 5.4% respectively for year ending December 31, 2006 of materials purchased by Worldwide.  In 2005, Shanghai Xinli Trading Company Ltd accounted for $302,150 or 3.2% and Shanghai ShangJi Tool Co. Ltd. accounted for $261,026 or 2.6% of the material purchased by Worldwide ending December 31, 2005. The customers listed below represented approximately 46% of Worldwide's revenues in 2006 and 50% in the year ending December 31, 2005. Worldwide Manufacturing has no agreements with any of these suppliers.

Name of Customer	Amount of Sales 2006	% of Sales	Amount of Sales 2005	% of Sales
Joslyn Manufacturing Co, LLC (MacLean Power)	$1,355,839	12.3	$1,259,994	14.5
Joslyn Sunbank, Inc.	$1,181,343	10.7	$1,004,896	11.5
Radio Waves Corp. (Smith Industry)	$616,846	5.6	$1,063,370	12.2
Teleflex Electrical, Inc	$642,767	5.8	$480,539	5.5
Ryko Manufacturing	$752,043	6.8	$0	0
Pacific Scientific-CA	$529,670	4.8	$570,539	6.5

Competition

Worldwide strives to ensure quality and provide low cost to customers so that it can remain competitive. The contract manufacturing service industry remains a strongly competitive industry. There are hundreds of companies, many larger than Worldwide, that have substantially greater manufacturing, financial, research and development, engineering and marketing resources. Worldwide Manufacturing is a small competitor in this multi-billion dollar industry. If overall demand for contract manufacturing services should decrease, this could result in substantial pricing pressure which would negatively affect revenue and net profit for Worldwide.

Employees

Worldwide currently employs two hundred and six employees, including 33 staff engineers and 13 administrative personnel at Worldwide's wholly owned subsidiary Intech in Shanghai, China and one hundred and nine employees who work at our factories in China. The remaining 13 employees work at the California office in San Bruno. Four of these employees are in sales with the remaining eight employees working in support and administrative roles. All employees are full time.

ITEM 2.

DESCRIPTION OF PROPERTY

On May 1, 2003, Worldwide entered into a 60-month lease for 6,825 square feet of office/ warehouse space located at 1142 Cherry Avenue in San Bruno, California. The rent per month is $5,430 with rent increasing three percent each year. The rent for 2007 will be $5,593 and the lease expires July 2008.  On June 1, 2006 Shanghai Intech the company's quality control division entered into a one-year lease expiring June 1, 2007 for $3,998 per month. Additionally, the rent for our electronics factory is $1,496 per month for approximately 1,800 square feet and expires on March 14, 2007. Shanghai Intech Precision, our die cast factory's rent is $1,263 per month with the lease expiring March 14, 2007. In addition, Worldwide leases space for its wholly owned subsidiary Chengde Science & Technology Co., Ltd for $631 per year with the lease expiring April 15, 2010.

ITEM 3.

LEGAL PROCEEDINGS

Not Applicable.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)

Market Information

 Our stock is quoted on the OTC Bulletin Board under the symbol "WWMU". Worldwide began trading on June 1, 2004. There are 2,030,863 shares outstanding. The below table provides the average low and high bid and ask prices for the preceding quarters of 2006.

	Year ended December 31, 2006
	BID	ASK
1st QTR	$ 2.50	$8.25
2nd QTR	$3.50	$5.00
3rd QTR	$3.85	$4.40
4th QTR	$2.75	$5.60

(b)

Holders

As of December 31, 2006, there were approximately 196 record holders of Company common stock.

(b)

Stock Split

The Company had a Special Meeting on April 19, 2006 and approved a 1:15 reverse stock split. Prior to the reverse stock split there were approximately 30,437,500 shares outstanding. After the split there were 2,030,863 shares outstanding where fractions were rounded up.  In addition, after the split the Company’s stock symbol changed from “WMFG” to “WWMU”. The stock split became effective April 21, 2006.

(c)

Dividends

The Company has not paid any dividends on its common stock. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(d)

Equity Compensation Plans

Worldwide has established a stock option plan for its employees on April 1, 2004 in order to attract and retain qualified employees on behalf of the Corporation as well as provide employees with an opportunity to participate in the growth of the Corporation.  Worldwide approved that up to 300,000 shares would be authorized. As of December 31, 2006, no shares have been exercised under this plan. The 2004 Stock Option Plan provides the opportunity for employees to purchase shares at $6.00.

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

Our management has carefully considered these factors and during 2004 made the strategic decision to move our company away from our historical complete reliance on subcontractors. At the beginning of 2005 we did not own any of our own factories and used as our suppliers of materials and labor approximately 100 factories in China, mostly in Shanghai or the surrounding area. During the first quarter of 2005, we acquired the assets of Chengde, a factory that manufactures automobile air conditioning units, and in the fourth quarter of 2005, we established a die-casting and machining factory through leasing an existing facility from a former vendor and initially investing approximately $500,000 to upgrade the equipment and manufacturing buildings. In these transactions we acquired assets, the expertise of the employees, the managers of the factories, and a portion of the existing customers of those factories. In the third quarter of 2005, we also established an electronics manufacturing factory. As a result, as of December 31, 2006, we own and operate three factories that we now use for the manufacture of certain product lines that we historically had to subcontract, and we are using the services of approximately 40 subcontractors to manufacture those product lines for which we do not have our own manufacturing capabilities. The establishment of these factories, including asset purchases and factory upgrades, was funded primarily by loans from Jimmy and Mindy Wang, our principal shareholders and executive officers as well as increased lines of credit. Our credit line increased to $2.25 million with Golden Gate Bank from a $650,000 line with Wells Fargo. In the future, we expect to continue to acquire or newly-establish factories that will give us the capability to manufacture those product lines our management believes are the most profitable.

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

(i)

For December 31, 2006, Chengde provided revenues of $399,011 and net profit of $18,987 compared to revenues of $226,228 and net profit of $166 in the same period in December 2005. Revenue growth was $172,783 or 76% and profit grew by $18,821 or 11,338%.

(ii)

The largest growth for the company came from Shanghai Intech Precision Machinery Co. Ltd., which generated revenues of $2,347,312 for December 31, 2006 compared to $71,087 in the same period in 2005. Additionally, gross profitability rose from $1,939 in 2005 to $464,937 or $462,998 representing a 23,900% increase in the same period in 2006. Our die cast operations are expected to continue to increase in 2007 as the company continues to attract customers requiring die cast parts.

With the continuing transition into direct manufacturing, we expect to continue to increase sales outside the United States, and in particular, increase the number of customers in PRC and other Asian markets. Our costs to establish and improve these factories will increase along with sales and profits.

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

Management’s Discussion for December 31, 2006

Financial Condition

As of December 31, 2006, the current assets of Worldwide were $6,599,094 compared to current assets as of December 31, 2005 of $4,916,119. This represents an increase of $1,682,975 or approximately 34%. The increase in current assets was the result of increases in cash of $645,409 due to an increase in profitability. Moreover, inventory increased by $1,208,083                  from $1,295,851 as of December 31, 2005 to $2,503,934 as of December 31, 2006 as the result of greater customer orders.

Current liabilities at December 31, 2006 totaled $4,084,924 compared with $3,483,895 at December 31, 2005. This represents an increase of $ 601,029 or 17%.  The increase in current liabilities was due to an increase in related parties’ payables of $561,561 due to the previous owner of our die cast factory. Additionally, the use of the company's line of credit increased by $466,852 from $150,000 at December 31, 2005 to $616,852 at December 31, 2006. The line of credit was used to support the growth of the company during the year ended December 31, 2006.

 Total assets were $ 7,127,847 at December 31, 2006 compared to $5,427,736 at December 31, 2005. The increase of $ 1,700,111 or 31 % was the result of greater inventory due to the company’s growth as well as an increase in cash as a result of profitability.

Results of Operations

Net sales for the year ending December 31, 2006 were $11,409,300 compared to $8,713,431 for the year ending December 31, 2005, an increase of $2,695,869 or approximately 31%.  The primary result of this increase was the increased sales in Intech Precision, the company's die cast factory where revenues increased to $2,347,312 for the year ending December 31, 2006 compared to $71,087 for the year ending December 31, 2005. Gross profit increased by $584,412 to $3,386,426 (30% of sales) in 2006 compared to $2,802,014 (32% of sales) in 2005. The profit margin decreased 2% reflecting an increase in direct costs.

Cost of goods sold for year ending December 31, 2006 was $8,022,875 compared to $5,911,417 for the year ending December 31, 2005. This increase of $2,111,458 or 36% was primarily the result of increase demand for the company's products and services along with a 3% increase in direct labor at our factories.

Net profit for year ending December 31, 2006 was $969,429 compared to $581,166 for year ending December 31, 2005. The increase of $388,263 or 67% was the result of greater sales. Net operating income before income taxes was $930,492 or approximately 8% of sales compared to $579,466 or approximately 7% of sales in 2005.The profit margin increased 1% reflecting stronger demand for the company's product and services.

The general and administrative expenses for year ending December 31, 2006 were $2,002,696 (18% of sales) compared to $1,717,149 (20% of sales) for year ending December 31, 2005. The increase of $285,547 or 17 % was the result of greater costs associated with increases in business.

LIQUIDITY

The following is a summary of Worldwide’s cash flows from operating, investing, and financing activities during the periods indicated:

	Year ended December 31,
	2006	2005
Operating Activities	$340,073	$36,929
Investing activities	$(102,245)	$(179,783)
Financing activities	$276,658	$738,815
Net effect on cash	$645,409	$624,654

Historically, we have funded our operations and supported our growth with cash provided by our net income, loans from Jimmy and Mindy Wang, our principal shareholders and the revolving line of credit with Golden Gate Bank and previously Wells Fargo Bank.  On March 16, 2007 the Company paid off its line of credit with Wells Fargo in the amount of $602,947 and established a new credit facility with Golden Gate Bank, a division of Greater Bay Bank NA. Under the terms of a revolving line of credit agreement with Golden Gate Bank dated February 14, 2007, the Company could borrow up to $2,250,000 at 0.5% above the reported World Street Journal Prime through February 14, 2008.  Funds from these borrowings may be used for any purpose.  The revolving line of credit is secured by the assets of the company and guaranteed by its officers. On April 1, 2007 the amount used on the line of credit was $902,947.  At December 31, 2006 and 2005, the balance on the line of credit was $616,852 and $150,000 respectively.

At April 1, 2007 there is $1,347,053 still available at an interest rate of 8.75%. In addition, net profits of the Company will be used to provide capital for the expansion of inventory held for the convenience of customers, and for acquiring additional equipment, if needed. The Company has never needed to sell debt or equity securities to fund our operations.

For 2006 net cash provided by operations was $340,073 an increase of  $303,144 over the net cash provided in operating activities in 2005 of $36,929. Net cash used in investing was $102,245 in 2006 compared to net cash used of $179,783 in 2005. In 2005, $197,595 was used to expand operations through acquiring or establishing additional factories. The company anticipates further expansion in 2007 and will finance this growth through company profitability as well as outside sources of funding if required. Net cash flows provided by financing activities in 2006 was $276,658, which was provided by the Wells Fargo line of credit. In 2005, the primary source was a shareholder loan of $709,960. The balance of this shareholder loan is $522,024 as of December 31, 2006.

PLAN OF OPERATION

Acquisitions and Establishment of New Factories in 2005

In February 2005, we completed the purchase of assets of Chengde, a factory that produces air conditioner units for automobiles, for which we paid $300,000 in installments, all of which was paid by May 2006. We began operating this factory in September 2005.

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

Inventories

Inventories consist of finished goods of manufactured products. Our inventory is based on customer orders and the duration of those orders. Cost is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. We have not recorded an allowance for slow-moving or obsolete inventory. Obsolete inventory at December 31, 2006 and 2005 was minimal.

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

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

Worldwide Manufacturing USA, Inc.

San Francisco, CA USA

We have audited the accompanying consolidated balance sheets of Worldwide Manufacturing USA, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Worldwide Manufacturing USA, Inc. and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

April 10, 2007

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2 0 0 6	2 0 0 5
Assets
Current assets
Cash and cash equivalents	$ 1,439,801	$ 794,392
Accounts receivable – net of allowance for doubtful Accounts of $44,289 and $130,528, respectively)	2,295,773	2,252,778
Inventories	2,503,934	1,295,851
Income taxes receivable	74,027	8,256
Loan receivable	15,888	37,174
Loan receivable - affiliate	-	103,210
Advances to suppliers	223,775	248,685
Prepaid and other current assets	45,896	175,773
Total current assets	6,599,094	4,916,119

Property, plant and equipment, net	492,608	511,617
Other assets	36,145	-

Total assets	$ 7,127,847	$ 5,427,736

Liabilities and Stockholders’ Equity
Current liabilities
Accounts Payable	$2,308,537	$2,508,671
Related Parties Payable	542,374	-
Lines of credit	616,852	150,000
Accrued expenses	59,696	98,420
Current portion of long-term debt (note 4)	2,035	3,025
Taxes payable	33,405	13,819
Total current liabilities	3,562,899	2,773,935

Commitments and contingencies (Note 2)

Non-current liabilities
Loan payable to Shareholders	522,024	709,960
Notes payable-less current portion (Note 5)	-	1,268
Total non-current liabilities	522,024	711,228

Total Liabilities	4,084,923	3,485,163

Stockholders' equity
Common stock (No Par Value: 100,000,000 shares authorized; 2,030,863 shares issued and outstanding	208,871	208,871
Accumulated other comprehensive income	159,615	28,693
Retained Earnings	2,674,438	1,705,009

Total stockholders’ equity	3,042,924	1,942,573

Total liabilities and stockholders' equity	$ 7,127,847	$ 5,427,736

The accompanying notes are an integral part of the consolidated financial statements.

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,

	2 0 0 6	2 0 0 5
Revenues
Regular sales, net of returns of $0 in 2006 and $0 in 2005	$ 11,409,300	$ 8,713,431
Cost of goods sold	(8,022,875)	(5,911,417)
Gross profit	3,386,425	2,802,014

Operating expenses
Other selling, general and administrative	1,997,530	1,652,362
Advertising	5,245	91,659
Management and professional fees paid to Shareholders (Note 7)	126,000	256,000
Allowance for bad debts	(43,265)	152,013
Stock based compensation expenses	-	39,000
Depreciation	97,546	94,051
Total operating expenses	2,183,056	2,285,085

Net operating income	1,203,369	516,929

Other income (expense)
Interest income	5,915	24,944
Interest expense	(31,365)	(27,532)
Interest expense paid to Shareholders (Note 7)	(65,996)	(30,302)
Other income	-	134,194
Gain on disposal	-	4,936
Exchange (Loss)	(181,431)	(43,703)
Government grant	-	-
Total other income (expense)	(272,877)	62,537

Net income before income taxes	930,492	579,466
Income tax benefit/(expense)	38,937	1,700

Net income	$ 969,429	$ 581,166
Other comprehensive income(loss) Foreign currency translation adjustment	130,922	28,693
	1,100,351	609,859

Earnings per share	$ 0.48	$ 0.29
Weighted average shares outstanding	2,030,863	2,024,002

The accompanying notes are an integral part of the consolidated financial statements

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock No Par Value		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount
		$	$	$	$
Balance, December 31, 2004	2,022,500	169,871	1,123,843	-	1,293,714

Shares Issued at $5.85 per share for services	6,667	39,000	-	-	39,000

Net Income for the year ended December 31, 2005	-	-	581,166	-	581,166

Stock split rounding adjustment	1696	-	-	-	-

Comprehensive income – unrealized loss on foreign currency translation	-	-	-	28,693	28,693

Balance, December 31, 2005	2,030,863	208,871	1,705,009	28,693	1,942,573

Net income for the year ended December 31, 2006	-	-	969,429	-	969,429

Comprehensive income – unrealized loss on foreign currency translation	-	-	-	130,922	130,922

Balance, December 31, 2006	2,030,863	$208,871	$2,674,438	$159,615	$3,042,924

The accompanying notes are an integral part of the consolidated financial statements

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 31,

2 0 0 6	2 0 0 5
Cash flows from operating activities
Net income	$969,429	$581,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	97,546	94,051
Allowance for bad debt	(107,724)	116,528
Common stock issued for services	-	39,000
Gain on disposal on fixed assets	-	(4,936)

Changes in operating assets and liabilities:
Accounts receivables	64,728	(1,034,162)
Due from related parties	542,374	-
Inventories	(1,208,083)	(714,000)
Income taxes receivable	(65,770)	53,639
Other receivable	37,174	(37,174)
Advances to suppliers	24,910	(248,685)
Prepaid and other current assets	117,439	(124,424)
Accounts payable	(200,134)	1,338,153
Accrued expenses	(38,724)	66,331
Income taxes payable	19,586	13,819

Net Cash Provided In Operating Activities	252,751	139,306

Cash flows from investing activities
Capital expenditure	(78,537)	(197,595)
Proceeds from sales of assets	-	18,645
Loan receivable – affiliate	63,615	(103,210)
Net Cash Used In Investing Activities	(14,922)	(282,160)

Cash flows from financing activities
Loan (payable)/advance from shareholders	(187,936)	709,960
Principal payments on loan term debt	(2,258)	(20,064)
Proceeds from lines of credit	466,852	48,919

Net cash flows provided by financing activities:	276,658	738,815

Effect of exchange rate changes in cash	130,922	28,693

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS – CON’T.

	Years Ended
	December 31
	2006	2005

Net Increase in Cash	645,409	624,654

Cash- beginning of year	794,392	169,738

Cash- end of year	$1,439,801	$794,392

Supplemental disclosure of non cash investing and financing activities:
Interest paid in cash	$97,475	$57,834
Income taxed paid in cash	$69,143	$-

The accompanying notes are an integral part of the consolidated financial statements

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

                                        Years Ended December 31, 2006 and 2005

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

Description of Business

Worldwide Manufacturing USA, Inc. (Worldwide, the Company) is a direct manufacturer of die casting, electronics components, and air-condition units for automobiles an, engineering firm and international contract manufacturer, using factories in China.  Worldwide provides services to several companies in the United States, primarily the aerospace, automotive, and electronics industries.  Worldwide employs thirty-three (33) staff engineers through its wholly owned subsidiary, Shanghai Intech Electro-Mechanical Products Co., Ltd. (Intech).  Intech provides technical advisory, design, delivery, material procurement, and manufacturing quality control services.  Worldwide uses its engineers to write the production and inspection procedures, manages the production process, and conducts quality control audits as well as in-progress and final inspections of the customers’ products.

On September 30, 2003, the Company, formerly known as Tabatha III, Inc., acquired all of the issued and outstanding common stock of Worldwide Manufacturing USA, Inc. (Worldwide USA), a privately held operating company, in a share exchange transaction.  The Company issued 27,900,000 shares of common stock  in the share exchange transaction for 100%, or 10,000 shares, of the issued and outstanding shares of Worldwide USA’s common stock.  Immediately prior to the acquisition, 10,762,000 shares of stock had been outstanding, and as part of the acquisition arrangement, certain shareholders of Tabatha III, Inc. agreed to surrender for cancellation a total of 8,662,000 common shares held by them.  Total shares outstanding after the Worldwide USA acquisition was 30,000,000.  As a result of the share exchange transaction, Worldwide USA became a wholly-owned subsidiary of the Company.  The parent company, Tabatha III, Inc., changed its name to Worldwide Manufacturing USA, Inc. in November 2003.

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

On May 18, 2005, the Company formed a new company called Changchun Chengde Automobile Air-Conditioner Co., Limited, which is the manufacturer of automobile air-conditioners. On October 03, 2005, the Company formed another company called Shanghai Intech Precision Machinery Co., Ltd. which is engaged in the manufacturing and trading of equipments. Both companies are 51% owned by Intech and 49% owned by Worldwide Manufacturing USA, Inc.

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The accompanying financial statements include Worldwide Manufacturing USA, Inc., a Colorado corporation (formerly Tabatha III, Inc.) and a public company, its operating subsidiary, Worldwide, a California corporation, a wholly owned subsidiary Intech and three subsidiary companies 51% owned by Intech and 49% owned by Worldwide.  Intercompany transactions have been eliminated in consolidation.

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

Inventories

Inventories consist of finished goods of manufactured products.  Cost is stated at the lower of cost or market on a first-in, first-out (FIFO) basis.  The Company has not recorded an allowance for slow-moving or obsolete inventory.  Obsolete inventory at December 31, 2006 and 2005 was minimal.

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

Years Ended December 31, 2006 and 2005

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

The Company generally expenses advertising costs as incurred.  Advertising expenses charged to operations were $5,245 and $91,659 in 2006 and 2005, respectively.

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

Intangibles

Patent costs and other identifiable intangibles are capitalized and generally amortized over useful lives of 15 years or less.  Effective in 2001, goodwill has been assessed for impairment annually and is not amortized.

Research and Development

The Company expenses the cost of research and development as incurred.  No research and development costs were charged to operations during 2006 or 2005.

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

Years Ended December 31, 2006 and 2005

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

Fair Value of Financial Instruments

Unless otherwise indicated, the fair value of all reported assets and liabilities, which represent financial instruments (none of which are held for trading purposes), approximate the carrying values of such instruments.  At December 31, 2006 and 2005, both short and long-term receivables in the amounts of  $1,576,944 and $1,589,133, respectively, were pledged as collateral in connection with bank loans.

Compensated Absences

Employees of the Company are entitled to be compensated for absences depending on job classification, length of service, and other factors.  At December 31, 2006 and 2005, the minimal amounts unused by employees could not be estimated, and accordingly, no provision is recorded.

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations, Risks, and Uncertainties

The Company has the following concentrations of business with customers and suppliers constituting greater than 10% of the Company’s gross sales and purchasing volume:

	2006	2005
Customer A	12%	14%
Customer B	11%	14%
Customer C	6%	12%

In 2006, the Company’s two largest suppliers comprised 13% of its manufacturing cost, versus 6% during 2005.

The Company’s customers in the aerospace, telecommunications, automotive, and electronics industries comprised the majority of its sales in 2006 and 2005.  These four industries counted for 60% and 59%  of the Company’s sales in 2006 and 2005, respectively.

As part of the production process, the Company may be required by its suppliers to advance funds under short-term agreements for tooling and other pre-production costs.  The loans are generally unsecured and may carry interest at the prevailing market rate for short-term instruments.  Such tooling is in most cases owned by the suppliers, and is a value primarily for the specific needs of the Company’s customers.  The Company in turn requires its customers to provide a non-refundable down payment to cover such startup costs.  In the event that a supplier is unable to fulfill its production agreements with the Company, management believes that other suppliers can be found for the Company’s products.  However, a change in suppliers would cause a delay in the production process, and could result in loss of tooling deposits and other supplier advances, which could negatively affect the Company’s operating results.  At December 31, 2006 and 2005, the balance of advances owed to the Company is $223,775 and $248,685 , respectively.

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

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

The Company accounts for employee stock option plans under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” , and has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123®, “Accounting for Stock-Based Compensation” (“SFAS 123(R)”).  The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123(R) and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services.”

Earnings Per Share

The Company adopted Statement of Financial Accounting Standard No. 128, “Earnings per Share” (“SFAS No. 128"), which is effective for annual periods ending after December 15, 1997.  Earnings per share (EPS) are computed based on the weighted average number of shares actually outstanding.

	December 31, 2006	December 31, 2005
Weighted average number of common shares used	2,030,863	2,024,002

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS 123(R) is a revision of SFAS No., 123, “Accounting for Stock Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Among other items SFAS 123(R) eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The Company began recognizing compensation expense for the fair value of stock-based compensation in its financial statements in accordance with SFAS 123 in 2003. The effective date of SFAS 123 (R) is the first annual reporting period beginning after June 15, 2005. The adoption of SFAS 123 (R) did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2005, the SEC staff issued additional guidance on SFAS 123 (R) in the form of Staff Accounting Bulletin (“SAB”) No. 107. SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123 (R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two themes: (a) considerable judgment will be required by preparers to successfully implement FAS 123 (R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee share options. Key topics covered by SAB 107 include: (a) valuation models – SAB 107 reinforces the flexibility allowed by FAS 123 (R) to choose an option-pricing model that meets the standard’s fair value

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

measurement objective; (b) expected volatility – the SAB provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term – the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123 (R) but did not have a material impact on the Company’s financial statements or results of operations.

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

Years Ended December 31, 2006 and 2005

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Accounting for Uncertainty in Income Taxes:

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes” —an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

Fair Value Measurements:

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

Staff Accounting Bulletin:

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No.108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permit existing public companies to

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Management does not expect that the adoption of SAB No.108 would have a material effect on the Company’s consolidated financial statements.

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

 Reclassifications

Certain 2005 balances have been reclassified to conform with 2006 presentation.

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

Year ended December 31
2007	$ 192,136
2008	130,437
2009	82,089
2010	24,382
Total minimum future rental payment	$429,044

Total rent and lease expense was $132,150 and $123,407 as of December 31, 2006 and 2005, respectively.

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005

3.  INVENTORIES

Inventories by major categories are summarized as follows:

	2006	2005

Raw materials	$ 228,470	$ 383,000
Work in progress	46,080	-
Finished goods	2,229,384	912,851

	$ 2,503,934	$ 1,295,851
Less: allowances for slowing moving items	-	-
Total	$ 2,503,934	$ 1,295,851

4.  PROPERTY AND EQUIPMENT

Property and equipment, which is located in the USA and PRC, consisted of the following at December 31, 2006:

	2006	2005
Vehicles	$ 150,826	$ 134,057
Furniture & fixtures	4,496	4,496
Equipment	620,309	593,056
Software	35,461	27,946
Leasehold improvements	9,170	9,170

	820,262	768,725
Less: accumulated depreciation	344,975	257,108
Total	$ 475,287	$ 511,617

5.  NOTES PAYABLE AND LINES OF CREDIT

Notes payable consists of the following at December 31, 2006 and 2005:

An installment loan payable to a finance company is secured by equipment, having a carrying value of $2,035, and bears interest at 5.0% per annum.  Principal and interest payments are due monthly in the amount of $264.  The loan is due July, 2007.

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005

  5.  NOTES PAYABLE AND LINES OF CREDIT (CONTINUED)

	2006	2005
	$ 2,035	$ 4,293
Less: current portion	(2,035)	(3,025)
Long-term debt, less current portion	$ -	$ 1,268

Future maturities of long-term debt for the five years succeeding December 31, 2006 are as follows:

2007	$ 2,035
2008	-

Total future maturities	2,035

Future maturities of long-term debt for the five years succeeding December 31, 2005 are as follows:

2006	$ 3,025
2007	1,268

Total future maturities	$4,293

On March 16, 2007 the Company paid off its line of credit with Well Fargo in the amount of $602,947 and established a new credit facility with Golden State Bank, a division of Greater Bay Bank NA. Under the terms of a revolving line of credit agreement with Golden Gate Bank dated February 14, 2007, the Company could borrow up to $2,250,000 at 0.5% above the reported World Street Journal Prime through February 14, 2008.  Funds from these borrowings may be used for any purpose.  The revolving line of credit is secured by the assets of the company and guaranteed by its officers. On April 1, 2007 the amount used on the line of credit was $902,947.  At December 31, 2006 and 2005, the balance on the line of credit was $616,852 and $150,000 respectively.

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005

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

7.

RELATED PARTY TRANSACTIONS

The Company paid wages in the amount of $126,000 to certain shareholders, who are also members of the Board of Directors, as of December 31, 2006.

Jimmy and Mindy Wang, who are principal shareholders, executive officers and members of the Board of Directors of the Company, have advanced funds to the Company for working capital purposes.  At December 31, 2006, the Company owed Jimmy and Mindy Wang $522,024. The advances are interest bearing at 8% per annum, with a default interest rate of 10%. All unpaid amounts on this note are due in full on January 1, 2010.  The Company paid cash in the amount of $65,996 for interest expense to Mr. and Mrs. Wang for the Nine months ended December 31, 2006.

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

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005

Income tax expense for the years ended December 31, 2006 and 2005 consists of the following:

8.

INCOME TAXES - (CONTINUED)

2005	Current	Deferred	Total
Federal	$ 197,596	$ 0	$ 197,596
State	747	0	747
Foreign	(196,463)	0	(196,363)
	$ 1,700	$ 0	$ 1,700

2006	Current	Deferred	Total
Federal	(1,700)	$ 0	(1,700)
State	0	0	0
Foreign	0	0	0
	$ 0	$ 0	$ 0

There were minimal NOL’s and differences of tax and book basis between assets and liabilities, therefore there is no deferred tax asset recorded.

9.  Operating Risk

Interest rate risk

The interest rates and terms of repayment of bank and other borrowings from shareholders are disclosed in Note 5 and Note 8. Other financial assets and liabilities do not have material interest rate risk.

Credit risk

The Company is exposed to credit risk from its cash in bank and bills and accounts receivable.  The credit risk on cash in bank is limited because the counterparties are recognized financial institutions.  Bills and accounts receivable are subjected to credit evaluations.  An allowance has been made for estimated irrecoverable amounts which have been determined by reference to past default experience and the current economic environment.

Foreign currency risk

Most of the transactions of the Company were settled in Renminbi and U.S. dollars.  In the opinion of the directors, the Company would not have significant foreign currency risk exposure.

Company’s operations are substantially in foreign countries

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

                   Years Ended December 31, 2006 and 2005

9.

OPERATING RISK - (CONTINUED)

Substantially all of the Company’s products are manufactured in China. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in China. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations

10.  SEGMENT INFORMATION

The Company’s operations are classified into four principal reportable segments that provide different products or services.  Worldwide USA purchases and sells manufactured goods from China procured by its subsidiary, Intech. Intech provides technical advisory, design, delivery, material procurement, and manufacturing quality control services.  Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies, and because of the geographic location of Changchun Chengde Automobile Air-Conditioner Co., Limited (“Changchun Chengde”) which is located in Changchun City. The other entities are all located in Shanghai each entity. Changchun Chengde sells automobile air-conditioners while Shanghai Intech Precision Machinery Co., Ltd. performs die casting of various parts.

Segmental Data – 2006

Reportable Segments

(amounts in thousands)

	WWMUSA	Intech Electro	Changchun Chengde	Intech Precision	Total
External revenue	8,293	370	399	2,347	11,409
Intersegment revenue	-	5,697	-	-	5,697
Interest income	1	2	-	2	5
Interest expense	(31)	-	-	-	(31)
Depreciation under administrative expenses	16	58	2	5	81
Net profit after tax	(69)	800	274	27	977	(1)

Assets
Expenditures for long-lived assets	7	10	-	39	56

(1) $ 55,363 in inter-company profit was eliminated in consolidation.

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

                   Years Ended December 31, 2006 and 2005

10.  SEGMENT INFORMATION- (CONTINUED)

Segmental Data – 2005

Reportable Segments

(amounts in thousands)

	WWMUSA	Intech Electro	Changchun Chengde	Intech Precision	Total
External revenue	7,618	798	226	71	8,713
Intersegment revenue	-	4,781	-	-	4,781
Interest income	-	25	-	-	25
Interest expense	(58)	-	-	-	(58)
Depreciation under administrative expenses	15	14	-	-	29
Net profit after tax	120	714	1	(12)	823	(1)

Assets
Expenditures for long-lived assets	4	60	122	12	198

(1) $41,865 in inter-company profit was eliminated in consolidation.

11.

Management and Professional Fees

The Company paid wages in the amount of $126,000 to certain shareholders, who are also members of the Board of Directors, as of December 31, 2006.

Jimmy and Mindy Wang, who are principal shareholders, executive officers and members of the Board of Directors of the Company, have advanced funds to the Company for working capital purposes.  At December 31, 2006, the Company owed Jimmy and Mindy Wang $522,024. The advances are interest bearing at 8% per annum, with a default interest rate of 10%. All unpaid amounts on this note are due in full on January 1, 2010.  The Company paid cash in the amount of $65,996 for interest expense to Mr. and Mrs. Wang for the Nine months ended December 31, 2006.

The Company paid cash in the amount of $256,000 and gave 100,000 shares of common stock valued at $39,000 for management services, $40,000 for legal services and $30,302 for interest expenses to certain shareholders who are also members of the Board of Directors, as of December 31, 2005.

12.  STOCK TRANSACTION

On April 19, 2006, a Special Meeting was held to approve a 1:15 reverse stock split which was approved by the majority of the shareholders of Worldwide. Prior to the reverse stock split, there were approximately 30,437,500 shares outstanding.  After the split there are approximately 2,030,863 shares outstanding after stock split rounding adjustments. In addition, as a result of the split, the Company’s stock symbol changed from “WMFG” to “WWMU.”

The stock split became effective on April 21, 2006.  All stock information in these financial statements has been restated to show the effects of the split.

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

1) information has come to the attention of Child, Sullivan & Company which made it unwilling to rely upon management's representations, or made it unwilling to be associated with the financial statements prepared by management; or

2) the scope of the audit should be expanded significantly, or information has come to the attention of Child, Sullivan & Company that they have concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the   underlying financial statements, or the financial statements issued or to be issued covering the fiscal year ending December 31, 2006.

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

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of December 31, 2006, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the fiscal year ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION

None

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following are the directors and executive officers of Worldwide.

Name	Age	Position

Jimmy Wang	51	CEO, President, and Chairman
Mindy Wang	49	Secretary, Treasurer, and a Director
John Ballard	48	Chief Financial Officer/Director

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

John Ballard, Chief Financial Officer

John Ballard became Chief Financial Officer of Worldwide and its California operating subsidiary in September 30, 2003. John Ballard has more than fifteen years of business management, project management, and accounting experience. From January 2002 to the present, Mr. Ballard has been a financial consultant and director of Reveal Systems, Inc., a software development company and internet provider based in Longmont, Colorado. Mr. Ballard recently helped to complete the acquisition of Reveal Systems by Stewart Title in January of 2007. Mr. Ballard was the Chief Financial Officer of Call Solutions Inc., a publicly traded company, from October 1999 to November 2002. Call Solutions was in the business of opening call centers. From 1997-1999, Mr. Ballard owned and operated various food operations, Cookies 'N' Kreme and Lincoln Street Cafe in the Denver Metropolitan Area. In 1993, Mr. Ballard retired and he traveled until 1997. From 1988 to 1993, Mr. Ballard was Chief Financial Officer for Apple Sundries, Inc., a Denver retail chain. Since 1999, Mr. Ballard has been a major shareholder, owning 10% or more, and a consultant in five blank check companies, Tabatha I, Inc., Tabatha II, Inc., Tabatha III, Inc. (Worldwide's predecessor), Tabatha IV, Inc., and Tabatha V, Inc. Mr. Ballard holds a Bachelor of Science Degree in Management and Marketing from the University of Colorado where he graduated Magna Cum Laude. Mr. Ballard also holds a Masters of Business in Administration from Regis University.

Meetings and Committees of the Board of Directors

The Board of Directors of the Company held one formal meeting during the fiscal year ended December 31, 2006. All incumbent directors attended 100% of the Board meetings held during their respective tenures, either in person, or telephonically. The Board of Directors does not have nominating or compensation committees, or committees performing similar functions.  We do not have an audit committee. The entire Board of Directors serves as the audit committee. Because of the small size of the Company and the risk attendant to a small public company, we are currently unable to attract an audit committee financial expert to our Board of Directors.

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

ITEM 10.

EXECUTIVE COMPENSATION

Worldwide USA pays annual salaries of $206,000 to Jimmy Wang, President, $50,000 to Mindy Wang, Controller, and $24,000 to John Ballard, Chief Financial Officer. Board members received no compensation in 2006 in 2005 they received 20,000 in restrictive common shares for acting as directors.  There are no employment agreements between the Worldwide and its officers and directors.

 There are no retirement plans in place.

Summary Compensation Table

Name	Principal Position	Year	Salary	Bonus	Annual Other Compensation	Stock Awards	Securities Underlying Options	LTIP Payouts	Other Comp.
Jimmy Wang	Pres., CEO	2003	$60,000	0	$ 124,346 (1)	0	0	0	$0 (2)
Jimmy Wang	Pres., CEO	2004	$76,000	0	$0 (1)	2,000 (3)	0	0	$0 (2)
Jimmy Wang	Pres., CEO	2005	$206,000	0	$0 (1)	1,334 (4)	0	0	$0 (2)
Jimmy Wang	Pres., CEO	2006	$206,000	0	$0 (1)	0	0	0	$0 (2)

Mindy Wang	Sec./Treas./ Controller	2003	$36,000	0	$124,346 (1)	0	0	0	$0(2)
Mindy Wang	Sec./Treas./ Controller	2004	$50,000	0	$0 (1)	2,000(3)	0	0	$0(2)
Mindy Wang	Sec./Treas./ Controller	2005	$50,000	0	$0 (1)	1,334(4)	0	0	$0(2)
Mindy Wang	Sec./Treas./ Controller	2006	$50,000	0	$0 (1)	0	0	0	$0(2)

John Ballard	Chief Financial Officer	2003	$10,000	0	$0 (1)	0	0	0	$0(2)
John Ballard	Chief Financial Officer	2004	$24,000	0	$0 (1)	2,000(3)	0	0	$0(2)

John Ballard	Chief Financial Officer	2005	$24,000	0	$0 (1)	1,334(4)	0	0	$0(2)
John Ballard	Chief Financial Officer	2006	$24,000	0	$0 (1)	0	0	0	$0(2)
Philip Zhang	General Manager	2005	$60,000	0	$0 (1)	68,000(5)	0	0	$0(2)
Philip Zhang	General Manager	2006	$60,000	0	$0 (1)	0	0	0	$0(2)

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

(3) S-8 shares of stock were issued in the amount of 5,000 shares on June 16, 2004.

(4) Restricted Shares issue on October 3, 2005 for board compensation

(5) Mr. Zhang received 66,667 option shares of the Issuer pursuant to an Option Agreement dated April 20, 2004. The Agreement between Mr. Zhang and Worldwide Manufacturing USA, Inc. provides for 66,667 options exercisable at the price of $6.00. The options are compensation for Mr. Zhang's management services to the Company. The options were exercisable as of the date of the Agreement, and expire on April 20, 2014. In addition, Mr. Zhang received 1,334 restricted shares for his services as a Director

There are no non-competition agreements with any of Worldwide's employees.

All share amounts reflect the 1:15 reverse stock split on April 21, 2006.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information relating to the beneficial ownership of Company common stock as of March 15, 2006 (i) each person known by Worldwide to be the beneficial owner of more than 5% of the outstanding shares of common stock and (ii) each of Worldwide's directors and executive officers. Unless otherwise noted below, Worldwide believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Title of Class	Name and Address of Beneficial Owner	Number of Shares Held	Percent of Class

Common Stock	Jimmy Wang (1) (2) Worldwide Manufacturing USA, Inc. 1142 Cherry Street San Bruno, California 94066	1,620,952 (3)	79.82%

Common Stock	Mindy Wang(1) (2) Worldwide Manufacturing USA, Inc. 1142 Cherry Street San Bruno, California 94066	1,620,952 (3)	79.82%

Common Stock	John Ballard (1) (2) Worldwide Manufacturing USA, Inc. 1142 Cherry Street San Bruno, California 94066	82,795	4.08%

Common Stock	Philip Zhang (1) (2) Worldwide Manufacturing USA, Inc. 1142 Cherry Street San Bruno, California 94066	68,001 (4)	3.35%

All officers and directors as a group (3 in number)		1,771,748	87.25%

(1) The person listed is a director of the Company.

(2) The person listed is an officer of the Company.

(3) Jimmy and Mindy Wang are husband and wife. Each holds directly 810,476 shares, but is deemed to beneficially own the shares owned by the other.

(4) Mr. Zhang received 66,667 option shares of the Issuer pursuant to an Option Agreement dated April 20, 2004. The Agreement between Mr. Zhang and Worldwide Manufacturing USA, Inc. provides for 66,667 options exercisable at the price of $6.00. The options are compensation for Mr. Zhang's management services to the Company. The options were exercisable as of the date of the Agreement, and expire on April 20, 2014. In addition, Mr. Zhang received 1,334 restricted shares for his services as a Director.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time, Jimmy Wang and Mindy Wang may loan money to Worldwide. As of December 31, 2006, the Wangs have loaned $522,024 to the Company for operating capital and to establish new manufacturing facilities. This note bears interest of 8% with flexible terms and the note is due January 1, 2010.  This note was from Jimmy and Mindy Wang, President and Secretary, respectively. Jimmy and Mindy Wang are husband and wife.

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

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit-Related Fees

The aggregate fees billed by Child, Sullivan & Company for the audit of the Company’s annual financial statements were $25,400 with $4,000 being paid for the review of the Company’s statements included in its quarterly reports on Form 10-QSB during year ending December 31, 2006. The total fees paid in 2005 were $38,400.

Child, Sullivan & Company did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ending December 31, 2006 or December 31, 2005.

Tax Fees

The aggregate fees billed by Child, Van Wagoner & Bradshaw, PLLC for tax compliance, tax advice and tax planning were $0 for fiscal year ended 2006 and $0 for the fiscal year ended 2005.

The aggregate fees billed by Child, Sullivan & Company for tax compliance, tax advice and tax planning were $0 for fiscal year ended 2005 and $0 for the fiscal year ended 2004.

All Other Fees

Child, Van Wagoner & Bradshaw, PLLC did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2006 and 2005.

Audit Committees pre-approval policies and procedures.

We do not have an audit committee. The Board of Directors approved our engagement of Child, Van Wagoner & Bradshaw, PLLC. No services described in Item 9(e) (2) through 9(e)(4) of Schedule 14A were performed by our auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized on April 13, 2007.

WORLDWIDE MANUFACTURING USA, INC.

By: /S/ JIMMY WANG

Jimmy Wang, CEO, President and Director

Date: April 13, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities have signed this report below on April 13, 2007.

 By: /S/ JIMMY WANG

 Jimmy Wang, CEO, President and Director

Date: April 13, 2007

By: /S/ MINDY WANG

Mindy Wang, Secretary, Treasurer and a director

Date: April 13, 2007

By: /S/ JOHN BALLARD

John Ballard, Chief Financial Officer / Principal Accounting Officer

Date: April 13, 2007