Form 10QSB
period 2007-03-31
WORLDWIDE MANUFACTURING USA INC
filed 2007-05-16
CIK 1111816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Registrant’s telephone number, including area code: (650) 794-9888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X      No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes. No X

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at March 31, 2007
Common Stock, no par value	2,030,863

Transitional Small Business Disclosure Format           Yes         No X

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

(a)

The unaudited financial statements of registrant for the three months ended March 31, 2007, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

(UNAUDITED) CONDENSED CONSOLIDATED BALANCE SHEET

March 31,
2 0 0 7
Current assets
Cash and cash equivalents	$ 526,565
Accounts receivable – net of allowance for doubtful accounts of $29,363)	2,561,180
Inventories	2,478,690
Income taxes receivable	73,745
Loan receivable	19,378
Advances to suppliers	185,400
Prepaid and other current assets	130,091
Total current assets	5,975,049

Property, plant and equipment, net	576,915
Other assets	-

Total assets	$ 6,551,964

Current liabilities
Accounts payable	$1,315,691
Related parties payable	578,229
Lines of credit	602,947
Accrued expenses	113,544
Current portion of long-term debt (note 8)	1,345
Taxes payable	39,540
Total current liabilities	2,651,296

Commitments and contingencies (note 3)

Non-current liabilities
Loan payable to shareholders, less current portion (note 11)	470,024
Notes payable-less current portion (note 8)	300,000
Total non-current liabilities	770,024

Total Liabilities	3,421,320

Stockholders' equity
Common stock (No Par Value: 100,000,000 shares authorized; 2,030,863 shares issued and outstanding	208,871
Accumulated other comprehensive income	143,319
Retained earnings	2,778,454

Total stockholders’ equity	3,130,644

Total liabilities and stockholders' equity	$ 6,551,964

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

(UNAUDITED) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Three Months Ended March 31, 2007

	2 0 07	2 0 0 6
Revenues
Regular sales, net of returns of $0 in 2006 and $0 in 2005	$ 2,786,799	$ 2,375,439
Cost of goods sold	(2,042,449)	(1,723,987)
Gross profit	744,350	651,452

Operating expenses
Other selling, general and administrative	524,031	535,445
Advertising	-	-
Management and professional fees paid to shareholders (note 11)	31,500	31,500
Allowance for bad debts	-	-
Stock based compensation expenses	-	-
Depreciation	8,919	24,978
Total operating expenses	564,450	591,923

Net operating income	179,900	59,529

Other income (expense)
Interest income	693	437
Interest expense	(23,740)	(23,645)
Other income	-	5,811
Gain on disposal	-	-
Exchange (Loss)	(39,542)	-
Government grant	-	-
Total other income (expense)	(62,589)	(17,397)

Net income before income taxes	117,311	42,132
Income tax benefit/(expense)	(13,295)	(16,919)

Net income	$ 104,016	$ 25,213
Other comprehensive income (loss) Foreign currency translation adjustment	(16,296)	13,661
	$ 87,720	$ 38,874

Earnings per share	$ 0.05	$ 0.01
Weighted average shares outstanding	2,030,863	2,030,863

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

(UNAUDITED) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March31,

	2 0 07	2 0 0 6
Cash flows from operating activities
Net income	$104,016	25,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41,507	24,978

Changes in operating assets and liabilities:
Accounts receivables	(265,407)	408,221
Due from related parties	-	-
Inventories	25,244	(260,079)
Income taxes receivable	282	8,256
Bill receivable	-	(248)
Loan receivable	(3,490)	547
Advances to suppliers	38,375	-
Prepaid and other current assets	(48,051)	(28,298)
Accounts payable	(992,846)	(616,553)
Accrued expenses	53,849	29,921
Income taxes payable	6,135	-
Other current liabilities	35,854	9,263

Net Cash Provided In Operating Activities	(1,004,532)	(398,779)

Cash flows from investing activities
Capital expenditure	(125,813)	-
Purchase of fixed assets	-	(34,103)

Net Cash Used In Investing Activities	(125,813)	(34,103)

Cash flows from financing activities
Repayment of loan	(616,852)	-
Loan (payable)/advance from shareholders	(51,999)	-
Principal payments on long term debt	(691)	(691)
Proceeds from lines of credit	602,947	280,606
Proceeds from long-term note	300,000
Net cash flows provided by financing activities:	233,405	279,915

Effect of exchange rate changes in cash	(16,296)	13,661

Net Increase (decrease) in Cash	(913,236)	(139,306)

Cash- beginning of year	1,439,801	794,392

Cash- end of year	$526,565	$655,086

Supplemental disclosure of non cash investing and financing activities:
Interest paid in cash	$23,750	$23,645
Income taxes paid in cash	$13,295	$16,919

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 2007 AND 2006

1.  MANAGEMENT REPRESENTATION OF INTERIM FINANCIAL INFORMATION

The accompanying financial statements have been prepared by Worldwide Manufacturing USA, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited financial statements at December 31, 2006 as filed in the Company Form 10-KSB filed with the Commission on April 13, 2007.

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

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2007 and 2006

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

On May 18, 2005, the Company formed a new company called Changchun Chengde Automobile Air-Conditioner Co., Limited, which is the manufacturer of automobile air-conditioners. On October 03, 2005, the Company formed another company called Shanghai Intech Precision Machinery Co., Ltd., which is engaged in the manufacturing and trading of equipments. Both companies are 51% owned by Intech and 49% owned by Worldwide Manufacturing USA, Inc.

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

Inventories

Inventories consist of finished goods of manufactured products.  Cost is stated at the lower of cost or market on a first-in, first-out (FIFO) basis.  The Company has not recorded an allowance for slow-moving or obsolete inventory.  Obsolete inventory at March 31, 2007 and 2006 was minimal.

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2007 and 2006

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company recognizes revenues in accordance with the guidelines of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition.” The Company recognizes revenue from product sales when the orders are completed and shipped, provided that collection of the resulting receivable is reasonably assured.  Amounts billed to customers are recorded as sales while the shipping costs are included in cost of sales. Returns on defective custom parts may only be exchanged for replacement parts within 30 days of the invoice date.  Returns on defective parts, which can be resold, may be exchanged for replacement parts or for a refund.  Revenue from non-refundable customer tooling deposits is recognized when the materials are shipped or when the deposit is forfeited, whichever is earlier.

Advertising Costs

The Company generally expenses advertising costs as incurred.  Advertising expenses charged to operations were $0 and $500 in 2007 and 2006, respectively.

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

Research and Development

The Company expenses the cost of research and development as incurred.  No research and development costs were charged to operations during 2007 or 2006.

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2007 and 2006

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

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2007 and 2006

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

Unless otherwise indicated, the fair value of all reported assets and liabilities, which represent financial instruments (none of which are held for trading purposes), approximate the carrying values of such instruments.  At March 31, 2007 and 2006, both short and long-term receivables were $902,947 and $430,606, respectively, were pledged as collateral in connection with bank loans.

Compensated Absences

Employees of the Company are entitled to be compensated for absences depending on job classification, length of service, and other factors.  At March 31, 2007 and 2006, the minimal amounts unused by employees could not be estimated, and accordingly, no provision is recorded.

Concentrations, Risks, and Uncertainties

The Company has the following concentrations of business with customers and suppliers constituting greater than 10% of the Company’s gross sales and purchasing volume:

	2007	2006
Customer A	12%	11%
Customer B	10%	9%

In 2007, the Company’s two largest suppliers comprised 12% of its manufacturing cost, versus 15% during 2006.

The Company’s customers in the aerospace, telecommunications, automotive, and electronics industries comprised the majority of its sales in 2007 and 2006.  These four industries counted for 75% and 80%  of the Company’s sales in 2007 and 2006, respectively.

As part of the production process, the Company may be required by its suppliers to advance funds under short-term agreements for tooling and other pre-production costs.  The loans are generally unsecured and may carry interest at the prevailing market rate for short-term instruments.  Such tooling is in most cases owned by the suppliers, and is a value primarily for the specific needs of the Company’s customers.  The Company in turn requires its customers to provide a non-refundable down payment to cover such startup costs.  In the event that a supplier is unable to fulfill its production agreements with the Company, management believes that other suppliers can be found for the Company’s products.  However, a change in suppliers would cause a delay in the production process, and could result in loss of tooling deposits and other supplier advances, which could negatively affect the Company’s operating results.  At December 31, 2006 and 2005, the balance of advances owed to the Company is $185,400 and $248,685 , respectively.

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2007 and 2006

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

	March 31, 2007	March 31, 2006
Weighted average number of common shares used	2,030,863	2,030,863

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

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2007 and 2006

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In March 2005, the SEC staff issued additional guidance on SFAS 123 (R) in the form of Staff Accounting Bulletin (“SAB”) No. 107. SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123 (R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two themes: (a) considerable judgment will be required by preparers to successfully implement FAS 123 (R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee share options. Key topics covered by SAB 107 include: (a) valuation models – SAB 107 reinforces the flexibility allowed by FAS 123 (R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility – the SAB provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term – the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123 (R) but did not have a material impact on the Company’s financial statements or results of operations.

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

Three Months Ended March 31, 2007 and 2006

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2007 and 2006

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Staff Accounting Bulletin:

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No.108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permit existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Management does not expect that the adoption of SAB No.108 would have a material effect on the Company’s consolidated financial statements.

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

 Reclassifications

Certain 2006 balances have been reclassified to conform with the 2007 presentation.

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

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2007 and 2006

3. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Year ended December 31
2007	$ 142,730
2008	132,472
2009	82,125
2010	24,788
Total minimum future rental payment	$382,115

Total rent and lease expense was $31,736 and $18,916 as of March 31, 2007 and 2006, respectively.

4.

ACCOUNTS RECEIVABLE

Accounts receivable by major categories are summarized as follows:

2007

Accounts Receivable – pledged to banks	$979,301
Accounts Receivable – others	1,611,242
2,590,543
Less: allowances for doubtful accounts	29,363
Total	$2,561,180

Under the terms of a revolving line of credit agreement with Golden Gate Bank indicated in note 8, the revolving line of credit is secured by 75% of accounts receivable and all business assets of the company and guaranteed by its officers.

Concentrations in Accounts Receivable - At March 31, 2007, one customer accounted for more than 10% of the Group’s accounts receivable, with total amounts of $ 322,424, representing 12% of total accounts receivable in aggregate. At March 31, 2006, two customers accounted for more than 10% of the Group’s accounts receivable, with total amounts of $558,320, representing 28% of total accounts receivable in aggregate.

5.  INVENTORIES

Inventories by major categories are summarized as follows:

2007

Raw materials	$171,787
Raw materials – pledged to the bank (refer to note 8)	662,800
Work in progress	-
Finished goods	1,644,103

Less: allowances for slowing moving items	-
Total	$2,478,690

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2007 and 2006

6.  PROPERTY AND EQUIPMENT

Property and equipment, which is located in the USA and PRC, consisted of the following at March 31, 2007:

2007
Vehicles	$150,826
Furniture & fixtures	4,496
Equipment	746,122
Software	35,461
Leasehold improvements	9,170

946,075
Less: accumulated depreciation	369,160
Total	$576,915

7.  SHORT TERM LOAN

As of March 31, 2007, the Company has the following line of credits:

Banker	Loan period	Interest rate	Secured by	2007

(1) Golden State Bank	2/14/07-2/14/08	Wallstreet Journal prime + 0.50%	75% Accounts receivable + 40% inventory	$ 602,947

On March 16, 2007 the Company paid off its line of credit with Well Fargo in the amount of $602,947 and established a new credit facility with Golden State Bank, a division of Greater Bay Bank NA. Under the terms of a revolving line of credit agreement with Golden Gate Bank dated February 14, 2007, the Company could borrow up to $1,500,000 at 0.5% above the reported World Street Journal Prime through February 14, 2008.  Funds from these borrowings may be used for any purpose.  The revolving line of credit is secured by all business assets of the company and guaranteed by its officers. On April 1, 2007 the amount used on the line of credit was $902,947.  At December 31, 2006 and 2005, the balance on the line of credit was $616,852 and $150,000 respectively.

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2007 and 2006

8.  LONG TERM DEBT

As of March 31, 2007, the Company has the following long-term loans:

March 31
2007

An installment loan payable to a finance company is secured by equipment, having a carrying value of $3,589, and bears interest at 5.0% per annum.	$1,344

Bank borrowing from Golden State Bank is financed up to the limit of $750,000, with interest at 0.5% above the reported World Street Journal Prime with loan term of 54 months from February 15, 2007 to August 14, 2011, secured by the assets of the company and guaranteed by its officers.	300,000

Total loans	301,345
Less: current portion	(1,345)
Long-term loans, less current portion	$300,000

Future maturities of long-term loans are as follows as of March 31, 2007:
2007	1,345
2008	-
2009	-
2010	-
2011	-
300,000
Total	$301,345

 On March 16, 2007 the Company paid off its line of credit with Well Fargo in the amount of $602,947 and established a new credit facility with Golden State Bank, a division of Greater Bay Bank NA. Under the terms of a revolving line of credit agreement with Golden Gate Bank dated February 14, 2007, the Company could borrow up to $2,250,000 at 0.5% above the reported World Street Journal Prime through February 14, 2008.  Funds from these borrowings may be used for any purpose.  The revolving line of credit is secured by the assets of the company and guaranteed by its officers. On March 31, 2007 the amount used on the line of credit was $602,947.

9.  PENSION PLAN AND STOCK OPTION PLAN

The Company established a SEP plan for the benefit of all full-time employees.  Contributions to the plan are limited to a statutory amount per employee.  No contributions were made for 2005 or 2006.  The Company also established a stock option plan for its employees on April 1, 2004.  The Company approved the plan to issue up to 300,000 shares of common stock.  The stock option plan provides employees, consultants and directors the opportunity to purchase shares.  The exercise price of an incentive stock option granted under this plan must be equal to or greater than the fair market value of the shares of the Company’s common stock on the date the option is granted.

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2007 and 2006

9.  PENSION PLAN AND STOCK OPTION PLAN (CONTINUED)

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

10.  INCOME TAXES

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

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2007 and 2006

11.  RELATED PARTY TRANSACTIONS

The Company paid wages in the amount of $31,500 to certain shareholders, who are also members of the Board of Directors, as of March 31, 2007.

Jimmy and Mindy Wang, who are principal shareholders, executive officers and members of the Board of Directors of the Company, have advanced funds to the Company for working capital purposes.  At March 31, 2007, the Company owed Jimmy and Mindy Wang $470,024. The advances are interest bearing at 8% per annum, with a default interest rate of 10%. All unpaid amounts on this note are due in full on January 1, 2010.  The Company paid cash in the amount of $23,740 and $23,645 for interest expense to Mr. and Mrs. Wang for the years ended March 31, 2007 and 2006, respectively.

12.  Operating Risk

Interest rate risk

The interest rates and terms of repayment of bank and other borrowings from shareholders are disclosed in Note 5 and Note 8. Other financial assets and liabilities do not have material interest rate risk.

Credit risk

The Company is exposed to credit risk from its cash in bank and bills and accounts receivable.  The credit risk on cash in bank is limited because the counterparties are recognized financial institutions.  Bills and accounts receivable are subjected to credit evaluations.  An allowance has been made for estimated irrecoverable amounts which has been determined by reference to past default experience and the current economic environment.

Foreign currency risk

Most of the transactions of the Company were settled in Renminbi and U.S. dollars.  In the opinion of the directors, the Company would not have significant foreign currency risk exposure.

Company’s operations are substantially in foreign countries

Substantially all of the Company’s products are manufactured in China. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in China. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2007 and 2006

12.  SEGMENT INFORMATION

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

Segmental Data – 2007

Reportable Segments

(amounts in thousands)

	WWMUSA	Intech Electro	Changchun Changde	Intech Precision	Total
External revenue	2,171	34	123	459	2,787
Intersegment revenue	-	1,306	-	-	1,306	(2)
Interest income	1	-	-	-	1
Interest expense	24	-	-	-	24
Depreciation under administrative expenses	4	4	1	1	10
Net profit after tax	22	41	4	37	104	(1)

Assets
Expenditures for long-lived assets	-	2	-	124	126

(1) $ (18,220) in inter-company profit was eliminated in consolidation.

Worldwide Manufacturing USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2007 and 2006

12.  SEGMENT INFORMATION (CONTINUED)

Segmental Data – 2006

Reportable Segments

(amounts in thousands)

	WWMUSA	Intech Electro	Changchun Changde	Intech Precision	Total
External revenue	1,987	13	76	299	2,375
Intersegment revenue	-	1,136	-	-	1,136	(2)
Interest income	-	-	1	-	1
Interest expense	24	-	-	-	24
Depreciation under administrative expenses	6	15	1	3	25
Net profit after tax	(231)	173	4	79	25	(1)

Assets
Expenditures for long-lived assets	29	335	146	11	521

(1) $130,395 in inter-company profit was eliminated in consolidation.

(2) entire balance of Intersegment revenue was eliminated in consolidation.

14.  STOCK TRANSACTION

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

Our management has carefully considered these factors and during 2004 made the strategic decision to move our company away from our historical complete reliance on subcontractors. At the beginning of 2005 we did not own any of our own factories and used as our suppliers of materials and labor approximately 100 factories in China, mostly in Shanghai or the surrounding area. During the first quarter of 2005, we acquired the assets of Chengde, a factory that manufactures automobile air conditioning units, and in the fourth quarter of 2005, we established a die-casting and machining factory through leasing an existing facility from a former vendor and initially investing approximately $500,000 to upgrade the equipment and manufacturing buildings. In these transactions we acquired assets, the expertise of the employees, the managers of the factories, and a portion of the existing customers of those factories. In the third quarter of 2005, we also established an electronics manufacturing factory. As a result, as of March 31, 2007, we own and operate three factories that we now use for the manufacture of certain product lines that we historically had to subcontract, and we are using the services of approximately 40 subcontractors to manufacture those product lines for which we do not have our own manufacturing capabilities. The establishment of these factories, including asset purchases and factory upgrades, was funded primarily by loans from Jimmy and Mindy Wang, our principal shareholders and executive officers as well as increased lines of credit. Our credit line increased to $2.25 million with Golden Gate Bank from a $650,000 line with Wells Fargo. In the future, we expect to continue to acquire or newly-establish factories that will give us the capability to manufacture those product lines our management believes are the most profitable.

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

Results of Operations

Net sales for the three months ending March 31, 2007 were $2,786,799 compared to net sales of $2,375,439 for the same period in 2006. This increase of $411,360, or approximately 17.3%, was the result of greater demand for the Company’s products and services. Gross profit increased by $92,898 or 14.2% from $651,452 in the quarter ending March 31, 2006 to $744,350 for the quarter ending March 31, 2007 reflecting increase sales and greater demand for the company's products and services.

Cost of goods sold for the three months ended March 31, 2007 was $2,042,449 compared to $1,723,987 for the same period in 2006.  The increase of $318,462 or approximately 18% was the result of greater revenues.

The gross margin percentage remained steady showing strong demand for the company's goods and services from 27% gross margin in March 2007 to 27% for the three months ending March 31, 2006.  Net income before tax for the three months ending March 31, 2007 was $117,311 compared to a profit of $42,132 for the three months ended March 31, 2006. The increase of  $75,179 or approximately 178% demonstrated the company's continued growth and profitability.

General and administration expenses for the three months ended March 31, 2007 totaled $524,031 compared to $535,445 in the same quarter in 2006. The decrease of $11,414 or approximately 2.1% was due to the slight decrease in public cost versus last year.

LIQUIDITY

Historically, we have funded our operations and supported our growth with cash provided by our net income, loans from Jimmy and Mindy Wang, our principal shareholders and the revolving line of credit with Golden Gate Bank and previously Wells Fargo Bank.  On March 16, 2007 the Company paid off its line of credit with Wells Fargo in the amount of $602,947 and established a new credit facility with Golden Gate Bank, a division of Greater Bay Bank NA. Under the terms of a revolving line of credit agreement with Golden Gate Bank dated February 14, 2007, the Company could borrow up to $2,250,000 at 0.5% above the reported World Street Journal Prime through February 14, 2008.  Funds from these borrowings may be used for any purpose.  The revolving line of credit is secured by the assets of the company and guaranteed by its officers. On March 31, 2007 the amount used on the line of credit was $602,947.

At March 31, 2007 there is $1,647,053 still available at an interest rate of 8.75%. In addition, net profits of the Company will be used to provide capital for the expansion of inventory held for the convenience of customers, and for acquiring additional equipment, if needed. The Company has never needed to sell debt or equity securities to fund our operations.

For the quarter ending March 31, 2007 net cash used in operations was $1,004,532 an increase of $605,753 over the net cash used in operating activities of $398,779 in the same period in 2006. Net cash used in investing was $125,813 in 2007 compared to net cash used of $34,103 in March 31, 2006 as the company continues to expand its operations. Moreover, the company anticipates further expansion in 2007 and will finance this growth through company profitability as well as outside sources of funding if required. Net cash flows provided by financing activities in March 31, 2007 was $233,405 compared to $279,915 for the quarter ending March 31, 2006, which was provided by the company's lines of credit with Greater Bay Bank in 2007 and the Wells Fargo line of credit in the same period last year. The balance of the shareholder loan is $470,024 for period ending March 31, 2007 compared to $709,960 in March 31, 2006.

PLAN OF OPERATION

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

Worldwide plans on providing additional working capital primarily to our die cast factory and electronic factory where we see our strongest growth in 2007.

Moreover, the company will continue with its plan for further expansion in 2007. The company is exploring new potential acquisitions to increase sales and profitability along with improving the company's competitive position.

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

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of March 31, 2007, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the period ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.

Defaults upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.

Other Information

None

Item 6.

Exhibits

The following exhibits are filed herewith:

3.1

Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October ;11, 2000).

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

Date: May 16, 2007

By: /S/ MINDY WANG

Mindy Wang, Secretary, Treasurer and a director

Date: May 16, 2007

By: /S/ JOHN BALLARD

John Ballard, Chief Financial Officer / Principal Accounting Officer

Date: May 16, 2007