Form 10QSB
period 2007-06-30
WORLDWIDE MANUFACTURING USA INC
filed 2007-08-20
CIK 1111816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes. No X

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at June 30, 2007
Common Stock, no par value	2,037,363

Transitional Small Business Disclosure Format           Yes         No X

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

(a)

The unaudited financial statements of registrant for the six months ended June 30, 2007, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

(UNAUDITED) CONDENSED CONSOLIDATED BALANCE SHEET

June 30,
2 0 0 7
Current assets
Cash and cash equivalents	$939,504
Accounts receivable–net allowance for doubtful accounts of $29,363)	2,597,362
Inventories	2,923,939
Income taxes receivable	92,478
Loan receivable	33,850
Advances to suppliers	724,448
Prepaid and other current assets	54,638
Total current assets	7,366,219

Property, plant and equipment, net
Other assets	554,570
6,636

Total assets	$7,927,425

Current liabilities
Accounts payable	$1,889,273
Related parties payable	582,310
Lines of credit	930,000
Accrued expenses	36,865
Current portion of long-term debt (note 8)	886
Other notes payable	93,300
Total current liabilities	3,532,634

Commitments and contingencies (note 3)

Non-current liabilities
Loan payable to shareholders, less current portion (note 10)	959,264
Total non-current liabilities	959,264

Total Liabilities	4,491,898

Stockholders' equity
Common stock (No Par Value: 100,000,000 shares authorized; 2,037,363 shares issued and outstanding	241,371
Accumulated other comprehensive income	192,560
Retained earnings	3,001,596

Total Stockholders’ equity	3,435,527

Total liabilities and stockholders' equity	$7,927,425

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

(UNAUDITED) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Six Months Ended June 30,

	2 0 07	2 0 0 6
Revenues
Regular sales, net of returns	$ 6,875,335	$ 5,237,336
Cost of goods sold	(5,188,770)	(3,936,958)
Gross profit	1,686,565	1,300,378

Operating expenses
Other selling, general and administrative	1,206,996	968,087
Advertising	-	3,220
Management and professional fees paid to shareholders (note 10)	108,000	63,000
Depreciation	16,696	47,941
Total operating expenses	1,331,692	1,082,248

Net operating income	354,873	218,130

Other income (expense)
Interest income	1,388	8,524
Interest expense	(29,881)	(51,492)
Interest expense to shareholder (note 10)	(12,250)	-
Other income	124,677	-
Exchange (loss)	(95,366)	(19,264)
Total other income (expense)	(11,432)	(62,232)

Net income before income taxes	343,441	155,898
Income tax benefit/(expense)	(16,283)	6,000

Net income	$ 327,158	$ 161,898

Other comprehensive income
Foreign currency translation adjustment	32,945	16,237
	$ 360,103	$ 178,135

Earnings per share	$ 0.16	$ 0.08
Weighted average shares outstanding	2,033,083	2,030,863

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHESIVE INCOME

	Three Months Ended
	June 30,
	2007	2006
Revenue
Regular sales, net of returns	$4,088,536	$2,861,897

Cost of goods sold	(3,146,321)	(2,212,971)
Gross profit	942,215	648,926

Operating Expenses
Other selling, general and administrative expenses	682,964	432,642
Advertising	-	3,220
Management and professional fees paid to shareholders (note 10)	76,500	31,500
Depreciation	7,777	22,963

Total operating expenses	767,241	490,325

Net operating income	174,974	158,601

Other Income (expenses)
Interest income	696	2,276
Interest expenses	(6,141)	(27,847)
Interest expense paid to Shareholders (Note 10)	(12,250)	-
Other income	124,677	-
Exchange (loss)	(55,824)	(19,264)

Total other income (expenses)	51,158	(44,835)

Net income before income taxes	226,132	113,766

Income taxes benefit/ (expense)	(2,988)	22,919

Net income	$223,144	$136,685

Other comprehensive income
Foreign currency translation	49,241	2,576
Total Comprehensive income	$272,385	$139,261

Earnings per share	$0.11	$0.07

Weighted average shares outstanding	2,033,083	2,030,863

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities
Net income	$327,158	$161,898
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	43,675	47,941
Stock issued for services	32,500	-

Changes in operating assets and liabilities:
Accounts receivables	(301,589)	(346,455)
Inventories	(420,005)	(146,295)
Income tax receivable	(18,451)	(20,735)
Loan receivable	(17,962)	140,384
Advances to suppliers	(500,673)	248,685
Prepaid and other current assets	20,766,	169,839
Accounts payable	(379,328)	(590,429)
Accrued expense	37,065	(54,453)
Other current liabilities	-	38,185

Net Cash used In Operating Activities	(1,176,844)	(351,435)

Cash flows from investing activities
Capital expenditure	(105,637)	(44,509)

Net Cash Used In Investing Activities	(105,637)	(44,509)

Cash flows from financing activities
Proceeds from loan payable from shareholders	438,126	(59,960)
Principal payments on loan term debt	-	(1,267)
Proceeds from lines of credit	311,113	363,913

Net cash flows provided by financing activities:	749,239	302,686

Effect of exchange rate changes in cash	32,945	16,238

Net (decrease) in Cash	(500,297)	(77,020)

Cash- beginning of period	1,439,801	794,392
Cash- end of period	$939,504	$717,372
Supplemental disclosure of non cash investing and financing activities:
Interest paid in cash	$42,129	$51,542
Income taxed paid in cash	$41,392	$12,631

The accompanying notes are an integral part of the condensed consolidated financial statements

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

On May 18, 2005, the Company formed a new company called Changchun Chengde Automobile Air-Conditioner Co., Limited which is the manufacturer of automobile air-conditioners. On November 14, 2005, the Company formed another company called Shanghai Intech Precision Machinery Co., Ltd. which is engaged in the manufacturing and trading of equipments. February 2, 2007, the Company formed another company called Shanghai Shutai Intech Precision Machinery Co., Ltd. which did not commence business during the six months ended June 30, 2007. All those companies are the wholly owned subsidiary of Worldwide Manufacturing USA, Inc.

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

Inventories

Inventories consist of finished goods of manufactured products.  Cost is stated at the lower of cost or market on a first-in, first-out (FIFO) basis.  The Company has not recorded an allowance for slow-moving or obsolete inventory.  Obsolete inventory at June 30, 2007 and 2006 was minimal.

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

Advertising Costs

The Company generally expenses advertising costs as incurred.  Advertising expenses charged to operations were $ 0 and $ 3,220 in 2007 and 2006, respectively.

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

Fair Value of Financial Instruments

Unless otherwise indicated, the fair value of all reported assets and liabilities, which represent financial instruments (none of which are held for trading purposes), approximate the carrying values of such instruments.  At June 30, 2007 and 2006, both short and long-term receivables in the amounts of $805,289 and $513,913, respectively, were pledged as collateral in connection with bank loans.

2.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Compensated Absences

Employees of the Company are entitled to be compensated for absences depending on job classification, length of service, and other factors.  At June 30, 2007 and 2006, the minimal amounts unused by employees could not be estimated, and accordingly, no provision is recorded.

Concentrations, Risks, and Uncertainties

The Company has only one concentration of business with suppliers constituting greater than 10% of the Company’s purchasing volume, and the Company’s one largest supplier comprised 13.34% of its manufacturing cost, versus 26.84% during 2006.

The Company did not have concentration of business with customers constituting greater than 10% of the Company’s gross sales. The Company’s customers in the aerospace, telecommunications, automotive, and electronics industries comprised the majority of its sales in 2007 and 2006.  These four industries counted for 60% of the Company’s sales in 2007 and 2006.

As part of the production process, the Company may be required by its suppliers to advance funds under short-term agreements for tooling and other pre-production costs.  The loans are generally unsecured and may carry interest at the prevailing market rate for short-term instruments.  Such tooling is in most cases owned by the suppliers, and is a value primarily for the specific needs of the Company’s customers.  The Company in turn requires its customers to provide a non-refundable down payment to cover such startup costs.  In the event that a supplier is unable to fulfill its production agreements with the Company, management believes that other suppliers can be found for the Company’s products.  However, a change in suppliers would cause a delay in the production process, and could result in loss of tooling deposits and other supplier advances, which could negatively affect the Company’s operating results.  At June 30, 2007 and 2006, the balance of advances owed to the Company is $ 0 and $ 185,400, respectively.

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

2.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share

The Company adopted Statement of Financial Accounting Standard No. 128, “Earnings per Share” (“SFAS No. 128"), which is effective for annual periods ending after December 15, 1997.  Earnings per share (EPS) are computed based on the weighted average number of shares actually outstanding.

For the Six Months Ended June 30	June 30, 2007	June 30, 2006
Weighted average number of common shares used	2,033,083	2,030,863

Recent Accounting Pronouncements

FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” —an Interpretation of FASB Statement No. 109

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

 SFAS 157, “Fair Value Measurements” –

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

Recent Accounting Pronouncements (Continued)

SFAS 157, “The Fair Value Option for Financial Assets and Financial Liabilities” -

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (``FAS 159''). FAS 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of

2.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

assets and liabilities. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. An entity may adopt this standard and elect the fair value option for existing eligible items as of January 1, 2007, provided that the choice to adopt early shall be made after the issuance of this standard, but within 120 days of the beginning of the fiscal year of adoption. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative−effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the potential impact of FAS 159 on its statements of operations and financial condition when adopted.

Staff Accounting Bulletin (“SAB”) No. 108 -

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

Reclassifications

Certain 2006 balances have been reclassified to conform with 2007 presentation.

3.

COMMITMENTS AND CONTINGENCIES

The Company leases its office spaces and certain vehicles under non-cancelable operating leases.  The Worldwide office lease requires increasing annual payments plus a share of operating costs.  Minimum future rental payments under non-cancelable operating leases with remaining terms in excess of one year as of December 31, 2006, in the aggregate and for each of the five succeeding fiscal years are as follows:

Year ended December, 31
2007	$94,962
2008	132,864
2009	82,517
2010	24,918
Total minimum future rental payment	$335,261

Total rent and lease expense was $79,618 and $ 66,827 as of June 30, 2007 and 2006, respectively.

4.

ACCOUNTS RECEIVABLE

Accounts receivable by major categories are summarized as follows:

2007

Accounts Receivable – pledged to banks	$805,289
Accounts Receivable – others	1,821,436
2,626,725
Less: allowances for doubtful accounts	(29,363)
Total	$2,597,362

Under the terms of a revolving line of credit agreement with Golden Gate Bank indicated in note 8, the revolving line of credit is secured by 75% of accounts receivable and all business assets of the company and guaranteed by its officers.

Concentrations in Accounts Receivable - At June 30, 2007, two customers accounted for more than 10% of the Group’s accounts receivable, with total amounts of $ 603,707, representing 23% of total accounts receivable in aggregate. At June 30, 2006, no customer accounted for more than 10% of the Group’s accounts receivable.

5.

INVENTORIES

Inventories by major categories are summarized as follows:

2007

Raw materials	$105,158
Raw materials – pledged to the bank (refer to note 8)	70,106
Work in progress	181,945
Finished goods	2,566,730

2,923,939
Less: allowances for slowing moving items	-
Total	$2,923,939

6.

PROPERTY AND EQUIPMENT

Property and equipment, which is located in the USA and PRC, consisted of the following at June 30, 2007:

2007
Vehicles	$150,827
Furniture & fixtures	4,496
Equipment	748,791
Software	35,461
Leasehold improvements	9,170

948,745
Less: accumulated depreciation	(394,175)
Total	$554,570

7.

SHORT TERM LOAN

As of June 30, 2007, the Company has the following line of credits:

Banker	Loan period	Interest rate	Secured by	2007

(1) Golden State Bank	2/14/07-2/14/08	WallStreet journal prime + 0.50%	75% Accounts receivable + 40% inventory	$ 930,000

The Company established two new credit facilities with Golden State Bank, a division of Greater Bay Bank NA. Under the terms of a revolving line of credit agreement with Golden Gate Bank dated February 14, 2007, the Company could borrow up to $1,500,000 at 0.5% above the reported World Street Journal Prime through February 14, 2008.  Funds from these borrowings may be used for any purpose.  The revolving line of credit is secured by all business assets of the company and guaranteed by its officers. On June 30, 2007 the amount used on the line of credit was $930,000.

The other bank facilities from Golden State Bank is financed up to the limit of $750,000, with interest at 0.5% above the reported World Street Journal Prime with loan term of 54 months from February 15, 2007 to August 14, 2011, secured by the assets of the company and guaranteed by its officers.

8.

LONG TERM DEBT

As of June 30, 2007, the Company has the following long-term loans:

		June 30
		2007

An installment loan payable to a finance company is secured by equipment, having a carrying value of $884, and bears interest at 5.0% per annum.		$884

Bank borrowing from Golden State Bank is financed up to the limit of $750,000, with interest at 0.5% above the reported World Street Journal Prime with loan term of 54 months from February 15, 2007 to August 14, 2011, secured by the assets of the company and guaranteed by its officers.		-

Total loans		884
Less: current portion		884
Long-term loans, less current portion	$

Future maturities of long-term loans are as follows as of June 30, 2007:
2007		884
2008		-
2009		-
2010		-
2011		-

Total		$884

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

10.

RELATED PARTY TRANSACTIONS

The Company paid wages in the amount of $108,000 to certain shareholders, who are also members of the Board of Directors, as of June 30, 2007.

Jimmy and Mindy Wang, who are principal shareholders, executive officers and members of the Board of Directors of the Company, have advanced funds to the Company for working capital purposes.  At June 30, 2007, the Company owed Jimmy and Mindy Wang $959,264. The advances are interest bearing at 8% per annum, with a default interest rate of 10%. All unpaid amounts on this note are due in full on January 1, 2010.  The Company paid cash in the amount of $12,250 for interest expense to Mr. and Mrs. Wang for the six months ended June 30, 2007.

11.

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

Segmental Data – 2007

Reportable Segments

(amounts in thousands)

	WWMUSA	Intech Electro	Changchun Changde	Intech Precision	Total
External revenue	4,244	188	226	911	5,569
Intersegment revenue	-	1,306	-	-	1,306
Interest income	1				1
Interest expense	(30)			-	(30)
Depreciation under administrative expenses	(7)	(7)	(1)	(2)	(17)
Net profit after tax	(66)	184	4	98	220	(1)

Assets	3,152	2,552	292	1,931	7,927
Expenditures for long-lived assets	-	3	-	125	128

(1) $ (16,555) in inter-company profit was eliminated in consolidation.

Segmental Data – 2006

Reportable Segments

(amounts in thousands)

	WWMUSA	Intech Electro	Changchun Changde	Intech Precision	Total
External revenue	4,000	146	240	851	5,237
Intersegment revenue	-	2,684	-	-	2,684
Interest income	-	6	2	-	8
Interest expense	(52)	-	-	-	(52)
Depreciation under administrative expenses	(9)	(32)	(1)	(6)	(48)
Net profit after tax	(258)	291	22	124	162	(1)

Assets	3,197	846	184	1,075	5,301
Expenditures for long-lived assets	7	7	1	30	45

(1) $16,937 in inter-company profit was eliminated in consolidation.

13.

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

Our management has carefully considered these factors and during 2004 made the strategic decision to move our company away from our historical complete reliance on subcontractors. At the beginning of 2005 we did not own any of our own factories and used as our suppliers of materials and labor approximately 100 factories in China, mostly in Shanghai or the surrounding area. During the first quarter of 2005, we acquired the assets of Chengde, a factory that manufactures automobile air conditioning units, and in the fourth quarter of 2005, we established a die-casting and machining factory through leasing an existing facility from a former vendor and initially investing approximately $500,000 to upgrade the equipment and manufacturing buildings. In these transactions we acquired assets, the expertise of the employees, the managers of the factories, and a portion of the existing customers of those factories. In the third quarter of 2005, we also established an electronics manufacturing factory. As a result, as of June 30, 2007, we own and operate three factories that we now use for the manufacture of certain product lines that we historically had to subcontract, and we are using the services of approximately 40 subcontractors to manufacture those product lines for which we do not have our own manufacturing capabilities. The establishment of these factories, including asset purchases and factory upgrades, was funded primarily by loans from Jimmy and Mindy Wang, our principal shareholders and executive officers as well as increased lines of credit. Our credit line increased to $2.25 million with Golden Gate Bank from a $650,000 line with Wells Fargo. In the future, we expect to continue to acquire or newly-establish factories that will give us the capability to manufacture those product lines our management believes are the most profitable.

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

Results of Operations

Net sales for the three months ending June 30, 2007 were $4,088,536 compared to net sales of $2,861,897 for the same period in 2006. This increase of $1,226,639, or approximately 42.9%, was the result of greater demand for the Company’s products and services.  Net sales for the six months ending June, 30, 2007 were $6,875,335 compared to net sales of $5,237,336 for the same period in 2006. The increase of $1,637,999 or 31.3 percent was continued strong growth across our product lines.

Gross profit increased by $293,295 or approximately  45% from $648,926 in the quarter ending June 30, 2006 to $942,215 for the quarter ending June 30, 2007 reflecting increase sales and greater demand for the company's products and services. For six months ending, June 30, 2007 gross profit increased by $386,187 or 29.6% demonstrating continued strength for the company's goods and services from $1,686,565 in period ending June 30, 2007 compared to $1,300,378 in the same period of 2006.

Cost of goods sold for the three months ended June 30, 2007 was $3,146,321 compared to $2,212,971 for the same period in 2006.  The increase of $933,350 or approximately 42% was the result of greater revenues. For the six months ending June 30, 2007 cost of goods sold was $5,188,770 compared to $3,936,958 in 2006 or an increase of $1,251,812 reflecting increased revenues.

The gross margin percentage remained steady showing strong demand for the company's goods and services from 23% gross margin in June 2007 to approximately 22.7% for the three months ending June 30, 2006.  For the six months ending June 30, 2007 gross margin was 24.5% compared to 24.8% for June 30, 2006 showing continued strength for the company's goods and services.

 Net income before tax for the three months ending June 30, 2007 was $226,132 compared to a profit of $113,766 for the three months ended June 30, 2006. The increase of $112,366 or approximately 99% demonstrated the company's continued growth and profitability. Likewise, net profit before tax for the six months ending June 30, 2007 were $343,441 compared to $155,898 in the same period last year. The increase of $187,543 or approximately 120% in net profit demonstrates continued company success.

General and administration expenses for the three months ended June 30, 2007 totaled $682,964 compared to $432,642 in the same quarter in 2006. The increase of $250,322 or approximately 57.9% was due to the increase in public cost versus last year.  For six months ending June 30, 2007 General and administration expenses were $1,206,996 compared to $968,087 an increase of $238,909 or approximately 24.7% due to increases in public cost.

LIQUIDITY

Historically, we have funded our operations and supported our growth with cash provided by our net income, loans from Jimmy and Mindy Wang, our principal shareholders and the revolving line of credit with Golden Gate Bank and previously Wells Fargo Bank.  On March 16, 2007 the Company paid off its line of credit with Wells Fargo in the amount of $602,947 and established a new credit facility with Golden Gate Bank, a division of Greater Bay Bank NA. Under the terms of a revolving line of credit agreement with Golden Gate Bank dated February 14, 2007, the Company could borrow up to $2,250,000 at 0.5% above the reported World Street Journal Prime through February 14, 2008.  Funds from these borrowings may be used for any purpose.  The revolving line of credit is secured by the assets of the company and guaranteed by its officers. On June 30, 2007 the amount used on the line of credit was $930,000.

At June 30, 2007 there is $1,320,000 still available at an interest rate of 8.75%. In addition, net profits of the Company will be used to provide capital for the expansion of inventory held for the convenience of customers, and for acquiring additional equipment, if needed. The Company has never needed to sell debt or equity securities to fund our operations.

For the six month period ending June 30, 2007 net cash used in operations was $1,173,205 an increase of $821,770 over the net cash used in operating activities of $351,435 in the same period in 2006. Net cash used in investing was $128,624 in 2007 compared to net cash used of $44,509 in June 30, 2006 as the company continues to expand its operations. Moreover, the company anticipates further expansion in 2007 and will finance this growth through company profitability as well as outside sources of funding if required. Net cash flows provided by financing activities in June 30, 2007 was $781,739 compared to $302,686 for the quarter ending June 30, 2006, which was provided by the company's lines of credit with Greater Bay Bank in 2007 and the Wells Fargo line of credit in the same period last year. The balance of the shareholder loan is $960,150 for period ending June 30, 2007 compared to $650,000 in June 30, 2006.

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

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of June 30, 2007, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting

PART II.  OTHER INFORMATION

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

Date: August 20, 2007

By: /S/ MINDY WANG

Mindy Wang, Secretary, Treasurer and a director

Date: August 20, 2007

By: /S/ JOHN BALLARD

John Ballard, Chief Financial Officer / Principal Accounting Officer

Date: August 20, 2007