Form 10QSB/A
period 2007-06-30
WORLDWIDE MANUFACTURING USA INC
filed 2007-11-14
CIK 1111816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

EXPLANATORY NOTE

We are filing this amendment on Form 10-QSB/A for the period ended June 30, 2007 to correct an overlap in inter-company revenues and cost of goods sold.  There were no changes to net profit, earnings per share, or expenses.

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

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

(UNAUDITED) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Six Months Ended June 30,

	2 0 07	2 0 0 6
Revenues
Regular sales, net of returns	$ 5,459,208	$ 5,237,336
Cost of goods sold	(3,772,643)	(3,936,958)
Gross profit	1,686,565	1,300,378

Operating expenses
Other selling, general and administrative	1,206,996	968,087
Advertising	-	3,220
Management and professional fees paid to shareholders (note 10)	108,000	63,000
Depreciation	16,696	47,941
Total operating expenses	1,331,692	1,082,248

Net operating income	354,873	218,130

Other income (expense)
Interest income	1,388	8,524
Interest expense	(29,881)	(51,492)
Interest expense to shareholder (note 10)	(12,250)	-
Other income	124,677	-
Exchange (loss)	(95,366)	(19,264)
Total other income (expense)	(11,432)	(62,232)

Net income before income taxes	343,441	155,898
Income tax benefit/(expense)	(16,283)	6,000

Net income	$ 327,158	$ 161,898

Other comprehensive income
Foreign currency translation adjustment	32,945	16,237
	$ 360,103	$ 178,135

Earnings per share	$ 0.16	$ 0.08
Weighted average shares outstanding	2,033,083	2,030,863

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHESIVE INCOME

	Three Months Ended
	June 30,
	2007	2006
Revenue
Regular sales, net of returns	$2,672,409	$2,861,897

Cost of goods sold	(1,730,194)	(2,212,971)
Gross profit	942,215	648,926

Operating Expenses
Other selling, general and administrative expenses	682,964	432,642
Advertising	-	3,220
Management and professional fees paid to shareholders (note 10)	76,500	31,500
Depreciation	7,777	22,963

Total operating expenses	767,241	490,325

Net operating income	174,974	158,601

Other Income (expenses)
Interest income	696	2,276
Interest expenses	(6,141)	(27,847)
Interest expense paid to Shareholders (Note 10)	(12,250)	-
Other income	124,677	-
Exchange (loss)	(55,824)	(19,264)

Total other income (expenses)	51,158	(44,835)

Net income before income taxes	226,132	113,766

Income taxes benefit/ (expense)	(2,988)	22,919

Net income	$223,144	$136,685

Other comprehensive income
Foreign currency translation	49,241	2,576
Total Comprehensive income	$272,385	$139,261

Earnings per share	$0.11	$0.07

Weighted average shares outstanding	2,033,083	2,030,863

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

Segmental Data – 2007

Reportable Segments

(amounts in thousands)

	WWMUSA	Intech Electro	Changchun Changde	Intech Precision	Total
External revenue	4,244	78	226	911	5,459
Intersegment revenue	-	1,306	-	-	1,306
Interest income	1				1
Interest expense	(30)			-	(30)
Depreciation under administrative expenses	(7)	(7)	(1)	(2)	(17)
Net profit after tax	(66)	184	4	98	220	(1)

Assets	3,152	2,552	292	1,931	7,927
Expenditures for long-lived assets	-	3	-	125	128

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

Results of Operations

Net sales for the three months ending June 30, 2007 were $2,672,409 compared to net sales of $2,861,897 for the same period in 2006. This decrease of $189,488, or approximately 6.6%, was the result of a delay in shipment of some orders until fourth quarter.  Net sales for the six months ending June, 30, 2007 were $5,459,208 compared to net sales of $5,237,336 for the same period in 2006. The increase of $221,872 or 4.2% was the result of continued growth across our product lines.

Gross profit increased by $293,289 or approximately 45% from $648,926 in the quarter ending June 30, 2006 to $942,215 for the quarter ending June 30, 2007 demonstrating the company's ability to maintain strong profit margins as the company continues to focus on its higher margin products. For six months ending, June 30, 2007 gross profit increased by $386,187 or 29.6% demonstrating continued strength for the company's goods and services from $1,686,565 in period ending June 30, 2007 compared to $1,300,378 in the same period of 2006.

Cost of goods sold for the three months ended June 30, 2007 was $1,730,194 compared to $2,212,971 for the same period in 2006.  The decrease of $482,777 or approximately 21.8% was the result of greater margins. For the six months ending June 30, 2007 cost of goods sold was $3,772,643 compared to $3,936,958 in 2006 or a decrease of $164,315 reflecting increased revenues.

The gross margin percentage remained steady showing strong demand for the company's goods and services from 35.3% gross margin for the three months ending June 30, 2007 compared to approximately 22.7% for the three months ending June 30, 2006.  For the six months ending June 30, 2007 gross margin was 30.9% compared to 24.8% for June 30, 2006 showing the company's success in obtaining higher margin business.

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

3.2

Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 11, 2000).

4.1

Specimen Common Stock Certificate (incorporated by reference from ;Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 11, 2000).

4.2

Specimen Class A Convertible Preferred Stock Certificate (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 11, 2000).

10.1

Common Stock Purchase Warrant (incorporated by reference from Form 10-KSB filed with the Securities and Exchange Commission on September 27, 2001).

14.

Code of Ethics (incorporated by reference from Form 10-KSB filed with the ;Securities and Exchange Commission on March 31, 2005).

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

Date: November 14, 2007

By: /S/ MINDY WANG

Mindy Wang, Secretary, Treasurer and a director

Date: November 14, 2007

By: /S/ JOHN BALLARD

John Ballard, Chief Financial Officer / Principal Accounting Officer

Date: November 14, 2007