Form 10QSB
period 2007-09-30
WORLDWIDE MANUFACTURING USA INC
filed 2007-11-19
CIK 1111816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes. No X

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at September 30, 2007
Common Stock, no par value	2,042,363

Transitional Small Business Disclosure Format           Yes         No X

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

(a)  The unaudited financial statements of registrant for the nine months ended September 30, 2007, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

(UNAUDITED) CONDENSED CONSOLIDATED BALANCE SHEET

September 30,
2007

ASSETS
Current assets:
Cash and cash equivalents	$926,126
Accounts receivable, net of allowances of $29,363	2,592,874
Inventories	3,639,499
Income tax receivable	83,514
Advances to suppliers	733,874
Prepaid and other current assets	116,079

Total current assets	8,091,966

Property, plant and equipment, net	563,665
Other assets	6,636

Total assets	$8,662,267

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,064,905
Related parties payable	590,615
Lines of credit	1,120,000
Accrued expenses	34,136
Current portion of long-term debt (note 8)	884

Total current liabilities	3,810,540

Non-current liabilities
Loan payable to shareholders	1,211,622
Total non-current liabilities	1,211,622

Total liabilities	5,022,162

Stockholders’ equity
Common stock; No Par Value, 100,000,000 shares authorized, 2,042,363 shares issued and outstanding	266,371
Accumulated other comprehensive income	245,383
Retained earnings	3,128,351

Total stockholders’ equity	3,640,105

Total liabilities and stockholders’ equity	$8,662,267

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

(UNAUDITED) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For The Nine Months Ended
	September 30,
	2007	2006
Revenue
Sales	$8,457,314	$8,062,219

Cost of goods sold	(5,799,782)	(5,870,589)
Gross profit	2,657,532	2,191,630

Operating expenses
Other selling, general and administrative expenses	1,878,041	1,406,313
Advertising	-	3,320
Management and professional fees paid to shareholders (Note 9)	184,500	94,500
Bad debts expense	-	(57,086)
Depreciation	25,937	69,814

Total operating expenses	2,088,478	1,516,861

Net operating income	569,054	674,769

Other income (expenses)
Interest income	3,190	9,113
Interest expenses	(48,647)	(75,354)
Interest expense paid to shareholders (Note 9)	(24,500)	-
Other income	124,674	305
Exchange loss	(142,777)	(38,507)

Total other expenses	(88,060)	(104,443)

Net income before income taxes	480,994	570,326
Income taxes benefit/ (expense)	(27,081)	31,749

Net income	$453,913	$602,075

Other comprehensive income
Foreign currency translation	85,768	34,810
Comprehensive income	$539,681	$636,885

Earnings per share	$0.22	$0.30

Weighted average shares outstanding	2,037,363	2,030,863

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

(UNAUDITED) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHESIVE INCOME

	For The Three Months Ended
	September 30,
	2007	2006
Revenue
Sales	$2,998,106	$2,824,883

Cost of goods sold	(2,027,139)	(1,933,631)
Gross profit	970,967	891,252

Operating Expenses
Other selling, general and administrative expenses	671,045	438,226
Advertising	-	100
Management and professional fees paid to shareholders (Note 9)	76,500	31,500
Allowance for bad debts	-	(57,086)
Depreciation	9,241	21,873

Total operating expenses	756,786	434,613

Net operating income	214,181	456,639

Other income (expenses)
Interest income	1,802	589
Interest expenses	(18,766)	(23,862)
Interest expense paid to shareholders (Note 9)	(12,250)	-
Other income	(3)	305
Exchange loss	(47,411)	(19,243)

Total other expenses	(76,628)	(42,211)

Net income before income taxes	137,553	414,428
Income taxes benefit/ (expense)	(10,798)	25,749

Net income	$126,755	$440,177

Other comprehensive income
Foreign currency translation	52,823	18,573
Comprehensive income	$179,578	$458,750

Earnings per share	$0.06	$0.22

Weighted average shares outstanding	2,033,180	2,033,083

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities
Net income	$453,913	$602,075
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	69,933	72,753
Stock issued for services	57,500	-
Changes in operating assets and liabilities:
Accounts receivables	(297,101)	(322,410)
Inventories	(1,135,565)	(420,722)
Income tax receivable	6,401	(34,205)
Bill receivable	-	37,174
Loan receivable	-	(82,190)
Advances to suppliers	(510,099)	248,685
Prepaid and other current assets	(40,674)	168,641
Accounts payable	(243,632)	(375,861)
Accrued expense	(58,965)	(72,075)
Other current liabilities	-	9,883
Net cash used in operating activities	(1,698,289)	(168,252)

Cash flows from investing activities
Capital expenditure	(140,990)	(56,310)
Net cash used in investing activities	(140,990)	(56,310)

Cash flows from financing activities
Note payable to related parties	-	(79,960)
Proceeds from shareholders loan	737,839	-
Principal payments on long term debt	-	(1,268)
Proceeds from lines of credit	501,997	250,000

Net cash flows provided by financing activities:	1,239,836	168,772

Effect of exchange rate changes in cash	85,768	34,810

Net decrease in cash	(513,675)	(20,980)

Cash- beginning of period	1,439,801	794,392

Cash- end of period	$926,126	$773,412

Supplemental disclosure of non cash investing and financing activities:
Interest paid in cash	$73,145	$75,353
Income taxes paid in cash	$41,684	$-

The accompanying notes are an integral part of the condensed consolidated financial statements

WORLDWIDE MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On May 18, 2005, the Company formed a new company called Changchun Chengde Automobile Air-Conditioner Co., Limited which is the manufacturer of automobile air-conditioners. On November 14, 2005, the Company formed another company called Shanghai Intech Precision Machinery Co., Ltd. which is engaged in the manufacturing and trading of equipments. February 2, 2007, the Company formed another company called Shanghai Shutai Intech Precision Machinery Co., Ltd. which did not commence business during the nine months ended September 30, 2007. All those companies are the wholly owned subsidiaries of Worldwide Manufacturing USA, Inc.

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

Inventories

Inventories consist of finished goods of manufactured products.  Cost is stated at the lower of cost or market on a first-in, first-out (FIFO) basis.  The Company has not recorded an allowance for slow-moving or obsolete inventory.  Obsolete inventory at September 30, 2007 and 2006 was minimal.

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

Advertising Costs

The Company generally expenses advertising costs as incurred.  Advertising expenses charged to operations were $ 0 and $ 3,320 for the nine months ended September 30, 2007 and 2006, respectively.

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

Fair Value of Financial Instruments

Unless otherwise indicated, the fair value of all reported assets and liabilities, which represent financial instruments (none of which are held for trading purposes), approximate the carrying values of such instruments.  At September 30, 2007 and 2006, both short and long-term receivables in the amounts of $1,326,487 and $400,000, respectively, were pledged as collateral in connection with bank loans.

2.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Compensated Absences

Employees of the Company are entitled to be compensated for absences depending on job classification, length of service, and other factors.  At September 30, 2007 and 2006, the minimal amounts unused by employees could not be estimated, and accordingly, no provision is recorded.

Concentrations, Risks, and Uncertainties

The Company did not have concentration of business with suppliers constituting greater than 10% of the Company’s gross sales during 2007 while the company’s two largest suppliers comprised 5% of its manufacturing cost during 2006.

The Company did not have concentration of business with customers constituting greater than 10% of the Company’s gross sales during 2007. The Company’s customers in the aerospace, telecommunications, automotive, and electronics industries comprised the majority of its sales in 2007 and 2006.  These four industries counted for 60% of the Company’s sales in 2007 and 2006.

As part of the production process, the Company may be required by its suppliers to advance funds under short-term agreements for tooling and other pre-production costs.  The loans are generally unsecured and may carry interest at the prevailing market rate for short-term instruments.  Such tooling is in most cases owned by the suppliers, and is a value primarily for the specific needs of the Company’s customers.  The Company in turn requires its customers to provide a non-refundable down payment to cover such startup costs.  In the event that a supplier is unable to fulfill its production agreements with the Company, management believes that other suppliers can be found for the Company’s products.  However, a change in suppliers would cause a delay in the production process, and could result in loss of tooling deposits and other supplier advances, which could negatively affect the Company’s operating results.  At September 30, 2007 and 2006, the balance of advances owed to the Company is $ 733,874 and $ 185,400, respectively.

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

For the Nine Months Ended September 30	September 30, 2007	September 30, 2006
Weighted average number of common shares used	2,037,363	2,030,863

Recent Accounting Pronouncements

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

SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” -

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

Year ended December, 31
2007	$47,611
2008	133,383
2009	83,036
2010	25,091
Total minimum future rental payment	$289,121

Total rent and lease expense was $128,691 and $ 108,662 as of September 30, 2007 and 2006, respectively.

4.

ACCOUNTS RECEIVABLE

Accounts receivable by major categories are summarized as follows:

2007

Accounts Receivable – pledged to banks	$1,326,487
Accounts Receivable – others	1,295,750
2,622,237
Less: allowances for doubtful accounts	(29,363)
Total	$2,592,874

Under the terms of a revolving line of credit agreement with Golden Gate Bank indicated in note 8, the revolving line of credit is secured by 75% of accounts receivable and all business assets of the company and guaranteed by its officers.

Concentrations in Accounts Receivable - At September 30, 2007, one customer accounted for more than 10% of the Group’s accounts receivable, with total amounts of $ 338,166, representing 13% of total accounts receivable in aggregate. At September 30, 2006, two customers accounted for more than 10% of the Group’s accounts receivable, with total amounts of $ 440,030, representing 17% of total accounts receivable in aggregate

5.

INVENTORIES

Inventories by major categories are summarized as follows:

2007

Raw materials	$135,242
Raw materials – pledged to the bank (refer to note 8)	90,162
Work in progress	308,241
Finished goods	3,105,854

3,639,499
Less: allowances for slowing moving items	-
Total	$3,639,499

6.

PROPERTY AND EQUIPMENT

Property and equipment, which is located in the USA and PRC, consisted of the following at September 30, 2007:

2007
Vehicles	$173,826
Furniture & fixtures	4,496
Equipment	761,145
Software	35,461
Leasehold improvements	9,170

984,098
Less: accumulated depreciation	(420,433)
Total	$563,665

7.

SHORT TERM LOAN

As of September 30, 2007, the Company has the following line of credit:

Banker	Loan period	Interest rate	Secured by	2007

(1) Golden State Bank	2/14/07-2/14/08	WallStreet journal prime + 0.50%	75% Accounts receivable + 40% inventory	$ 1,120,000

The Company established two new credit facilities with Golden State Bank, a division of Greater Bay Bank NA. Under the terms of a revolving line of credit agreement with Golden Gate Bank dated February 14, 2007, the Company could borrow up to $1,500,000 at 0.5% above the reported World Street Journal Prime through February 14, 2008.  Funds from these borrowings may be used for any purpose.  The revolving line of credit is secured by all business assets of the company and guaranteed by its officers. On September 30, 2007 the amount used on the line of credit was $1,120,000.

The other bank facility from Golden State Bank is financed up to the limit of $750,000, with interest at 0.5% above the reported World Street Journal Prime with loan term of 54 months from February 15, 2007 to August 14, 2011, secured by the assets of the company and guaranteed by its officers.  On September 30, 2007 the amount used on the line of credit was $0.

8.

LONG TERM DEBT

As of September 30, 2007, the Company has the following long-term loans:

September 30
2007

An installment loan payable to a finance company is secured by equipment, having a carrying value of $884, and bears interest at 5.0% per annum.	$884

Total loans	884
Less: current portion	884
Long-term loans, less current portion	$-

Future maturities of long-term loans are as follows as of September 30, :
2007	$884

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

10.

RELATED PARTY TRANSACTIONS

The Company paid wages in the amount of $184,500 to certain shareholders, who are also members of the Board of Directors, as of September 30, 2007.

Jimmy and Mindy Wang, who are principal shareholders, executive officers and members of the Board of Directors of the Company, have advanced funds to the Company for working capital purposes.  At September 30, 2007, the Company owed Jimmy and Mindy Wang $1,211,622. The advances are interest bearing at 8% per annum, with a default interest rate of 10%. All unpaid amounts on this note are due in full on January 1, 2010.  The Company paid cash in the amount of $24,500 for interest expense to Mr. and Mrs. Wang for the nine months ended September 30, 2007.

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

Segmental Data – 2007

Reportable Segments

(amounts in thousands)

	WWMUSA	Intech Electro	Changchun Changde	Intech Precision	Shutai Precision	Total
External revenue	6,442	243	265	1,507	-	8,457
Intersegment revenue	-	4,307	-	-	-	4,307
Interest income	2	1	-		-	3
Interest expense	(49)	-	-	-	-	(49)
Depreciation under administrative expenses	(11)	(10)	(2)	(3)	-	(26)
Net profit after tax	(158)	365	1	121	-	454

Assets	3,615	2,660	2,079	92	216	8,662
Expenditures for long-lived assets	23	15	-	125	-	141

Segmental Data – 2006

Reportable Segments

(amounts in thousands)

	WWMUSA	Intech Electro	Changchun Changde	Intech Precision	Shutai Precision	Total
External revenue	6,238	46	354	1,424	-	8,062
Intersegment revenue	-	4,311	-	-	-	4,311
Interest income	1	7	-	2	-	9
Interest expense	(75)	-	-	-	-	(75)
Depreciation under administrative expenses	(12)	(46)	(2)	(11)	-	(70)
Net profit(loss) after tax	(165)	590	27	166	-	602	(1)
					-
Assets	4,560	4,083	232	1,070	-	9,945
Expenditures for long-lived assets	7	8	1	37	-	56

(1) $41,865 in inter-company profit was eliminated in consolidation.

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

Our management has carefully considered these factors and during 2004 made the strategic decision to move our company away from our historical complete reliance on subcontractors. At the beginning of 2005 we did not own any of our own factories and used as our suppliers of materials and labor approximately 100 factories in China, mostly in Shanghai or the surrounding area. During the first quarter of 2005, we acquired the assets of Chengde, a factory that manufactures automobile air conditioning units, and in the fourth quarter of 2005, we established a die-casting and machining factory through leasing an existing facility from a former vendor and initially investing approximately $500,000 to upgrade the equipment and manufacturing buildings. In these transactions we acquired assets, the expertise of the employees, the managers of the factories, and a portion of the existing customers of those factories. In the third quarter of 2005, we also established an electronics manufacturing factory. As a result, as of September 30, 2007, we own and operate three factories that we now use for the manufacture of certain product lines that we historically had to subcontract, and we are using the services of approximately 40 subcontractors to manufacture those product lines for which we do not have our own manufacturing capabilities. The establishment of these factories, including asset purchases and factory upgrades, was funded primarily by loans from Jimmy and Mindy Wang, our principal shareholders and executive officers as well as increased lines of credit. Our credit line increased to $2.25 million with Golden Gate Bank from a $650,000 line with Wells Fargo. In the future, we expect to continue to acquire or newly-establish factories that will give us the capability to manufacture those product lines our management believes are the most profitable.

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

Results of Operations

Net sales for the three months ending September 30, 2007 were $2,998,106 compared to net sales of $2,824,883 for the same period in 2006. This increase of $173,223, or approximately 6.0%, was the result of an increase in orders in the quarter.  Net sales for the nine months ending September, 30, 2007 were $8,457,314 compared to net sales of $8,062,219 for the same period in 2006. The increase of $395,095, or approximately 5% percent was continued demand for the company's products and services.

Gross profit increased by $79,715, or approximately 9% from $891,252 in the quarter ending September 30, 2006 to $970,967 for the quarter ending September 30, 2007 reflecting improved margins.  For the nine months ending, September 30, 2007 gross profit increased by $465,902 or 21.2% demonstrating continued strength for the company's goods and services to $2,657,532 in period ending September 30, 2007 compared to $2,191,630 in the same period of 2006.

Cost of goods sold for the three months ended September 30, 2007 was $2,027,139 compared to $1,933,631 for the same period in 2006.  The increase of $93,508 or approximately 4.8% was the result of greater revenues. For the nine months ending September 30, 2007 cost of goods sold was $5,799,782 compared to $5,870,589 in 2006 or a decrease of $70,807 reflecting improved margins.

The gross margin percentage remained steady showing strong demand for the company's goods and services from 32.4% gross margin in September 2007 to approximately 31.5% for the three months ending September 30, 2006.  For the nine months ending September 30, 2007 gross margin was 31.4% compared to 27.2% for September 30, 2006 showing continued strength for the company's goods and services.

Net income before tax for the three months ending September 30, 2007 was $137,553 compared to a profit of $414,428 for the three months ended September 30, 2006. The decrease of $276,875 or approximately 67% was the result of an increase in public cost as well as expenses associated with finding potential acquisitions for the company. Likewise, net profit before tax for the nine months ending September 30, 2007 were $480,994 compared to $570,326 in the same period last year. The decrease of $89,332 or approximately 15.7% was the result of increase expenditures on the public costs and potential acquisition expenditures.

General and administration expenses for the three months ended September 30, 2007, totaled $671,045 compared to $438,226 in the same quarter in 2006. The increase of $232,819 or approximately 53.1% was due to the increase in public cost versus last year and search for potential acquisitions.  For nine months ending September 30, 2007, general and administration expenses were $1,878,041 compared to $1,406,313 an increase of $471,728 or approximately 33.5% due to increases in public cost and acquisition expenditures described above.

LIQUIDITY

Historically, we have funded our operations and supported our growth with cash provided by our net income, loans from Jimmy and Mindy Wang, our principal shareholders and the revolving line of credit with Golden Gate Bank and previously Wells Fargo Bank.  On March 16, 2007 the Company paid off its line of credit with Wells Fargo in the amount of $602,947 and established a new credit facility with Golden Gate Bank, a division of Greater Bay Bank NA. Under the terms of a revolving line of credit agreement with Golden Gate Bank dated February 14, 2007, the Company could borrow up to $2,250,000 at 0.5% above the reported World Street Journal Prime through February 14, 2008.  Funds from these borrowings may be used for any purpose.  The revolving line of credit is secured by the assets of the company and guaranteed by its officers. On September 30, 2007 the amount used on the line of credit was $1,120,000.

At September 30, 2007 there is $1,130,000 still available at an interest rate of 8.75%. In addition, net profits of the Company will be used to provide capital for the expansion of inventory held for the convenience of customers, and for acquiring additional equipment, if needed. The Company has never needed to sell debt or equity securities to fund our operations.

For the nine month period ending September 30, 2007 net cash used in operations was $1,698,289 an increase of $1,530,037 over the net cash used in operating activities of $168,252 in the same period in 2006. Net cash used in investing was $140,990 in the nine months ending September 30, 2007 compared to net cash used of $56,310 in September 30, 2006 as the company continues to expand its operations. Moreover, the company anticipates further expansion in 2007 and will finance this growth through company profitability as well as outside sources of funding if required. Net cash flows provided by financing activities in September 30, 2007 was $1,239,836 compared to $168,772 for the period ending September 30, 2006, which was provided by the company's lines of credit with Greater Bay Bank in 2007 and the Wells Fargo line of credit in the same period last year. The balance of the shareholder loan is $1,211,622 for period ending September 30, 2007 compared to no balance in September 30, 2006.

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

Critical Accounting Policies, Estimates and Judgments

This discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an on-going basis, we evaluate our estimates, including those related to property, plant and equipment, inventories, revenue recognition, inventories, accounts receivable and foreign currency transactions and translation. We base our estimates on historical experience and on various other market-

specific assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results, however, may differ significantly from these estimates.

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

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of September 30, 2007, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting

PART II.  OTHER INFORMATION

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

Date: November 19, 2007

By: /S/ MINDY WANG

Mindy Wang, Secretary, Treasurer and a director

Date: November 19, 2007

By: /S/ JOHN BALLARD

John Ballard, Chief Financial Officer / Principal Accounting Officer

Date: November 19, 2007