Form 10KSB
period 2007-12-31
WORLDWIDE ENERGY & MANUFACTURING USA INC
filed 2008-04-15
CIK 1111816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[X]    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

[  ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from       to ______

WORLDWIDE ENERGY AND MANUFACTURING USA, INC.

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

State issuer's revenues for its most recent fiscal year: $12,132,710

The aggregate market value of the voting stock held by non-affiliates of the registrant as of

March 10, 2008 is approximately $14,367,958.

The number of shares outstanding of the issuer's classes of Common Stock as of April 06, 2008:

Common Stock, no par value, 2,047,363 shares

Transitional Small Business Disclosure Format Yes [  ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE: NONE

WORLDWIDE ENERGY AND MANUFACTURING USA, INC.

2006 ANNUAL REPORT ON FORM 10-KSB

INDEX

PART I

4

ITEM 1.

DESCRIPTION OF BUSINESS

4

ITEM 2.

DESCRIPTION OF PROPERTY

12

ITEM 3.

LEGAL PROCEEDINGS

12

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

12

PART II

12

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

12

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

13

ITEM 7.

FINANCIAL STATEMENTS

20

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

22

CONSOLIDATED BALANCE SHEETS

23

CONSOLIDATED STATEMENTS OF OPERATIONS

24

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

25

CONSOLIDATED STATEMENTS OF CASH FLOWS

26

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  45

ITEM 8A.

CONTROLS AND PROCEDURES

46

ITEM 8B.

OTHER INFORMATION

46

PART III

46

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT  46

ITEM 10.

EXECUTIVE COMPENSATION

48

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

50

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

51

ITEM 13.

EXHIBITS

51

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

52

SIGNATURES

53

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

Historically, our six largest customers, Joslyn Sunbank, Joslyn Manufacturing, Radio Waves Corp and Teleflex Electrical, GE Transportation and Pacific Scientific-CA accounted for approximately 48% of consolidated net sales in 2007 compared to 46% of consolidated net sales in the year ending 2006. Our two largest material suppliers are Shanghai Huanxinnuo Electro-Mechanical Products Company (formerly named Shanghai Xinli Trading Company Ltd.) and Shanghai Machine Tool Co. Ltd., and they accounted for $573,328 or 6.8% and $724,891 or 8.6% respectively of the total materials purchased by Worldwide for the period ending December 31, 2007. Likewise for the period ending December 31, 2006, Worldwide's largest suppliers were Shanghai Huanxinnuo Electro-Mechanical Products Company (formerly named Shanghai Xinli Trading Company Ltd.) and Shanghai Machine Tool Co. Ltd., and they accounted for $587,860 or 7.6% and $417,690 or 5.4% respectively of the total materials purchased by Worldwide. The loss of any one customer could significantly reduce our sales. The loss of one contract manufacturer could cause delays in our performance of contracts or reduce our gross margin if the substitute manufacturer could not deliver on time or at the same contract price.

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

Background

Worldwide was incorporated under the laws of the State of Colorado on March 17, 2000, under the name of Tabatha III, Inc. We changed our name to Worldwide Manufacturing USA, Inc. on November 3, 2003.  On February 25, 2008 we changed our name to  Worldwide Energy Manufacturing USA, Inc to better reflect our business plan to engaged in the  solar module business. We were formed as a "blind pool" or "blank check" company whose business plan was to seek to acquire a business opportunity through completion of a merger, exchange of stock, or other similar type of transaction. In furtherance of our business plan, we voluntarily elected to become subject to the periodic reporting obligations of the Securities Exchange Act of 1934 by filing a registration statement on Form 10SB.

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

All operating activities are carried out through Worldwide USA as our wholly owned subsidiary, and Worldwide USA's wholly owned subsidiary, Shanghai Intech Electro-Mechanical Products Co., Ltd. ("Intech"). Intech was incorporated as a United States subsidiary doing business in China, registered in the city of Shanghai, China in 1997. Worldwide is an engineering firm specializing in manufacturing. Worldwide contracts with factories in China to produce its varied goods. Intech employs (25) twenty-five engineers in Shanghai. As an engineering firm, Intech provides technical advisory, design, delivery material procurement and manufacturing quality control services to companies in the United States seeking to manufacture or purchase components from the manufacture or purchase components from manufacturers in China. Worldwide does not have operations throughout the world, but only in the state of California and the Peoples Republic of China.

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

Suppliers and Customers

Our two largest material suppliers are Shanghai Huanxinnuo Electro-Mechanical Products Company (formerly named Shanghai Xinli Trading Company Ltd.) and Shanghai Machine Tool Co. Ltd., and they accounted for $573,328 or 6.8% and $724,891 or 8.6% respectively of the total materials purchased by Worldwide for the period ending December 31, 2007. Likewise for the period ending December 31, 2006, Worldwide's largest suppliers were Shanghai Huanxinnuo Electro-Mechanical Products Company (formerly named Shanghai Xinli Trading Company Ltd.) and Shanghai Machine Tool Co. Ltd., and they accounted for $587,860 or 7.6% and $417,690 or 5.4% respectively of the total materials purchased by Worldwide. The customers listed below represented approximately 48% of Worldwide's revenues in 2007 and 46% in the year ending December 31, 2006. Worldwide Manufacturing has no agreements with any of these suppliers.

Name of Customer	Amount of Sales 2007	% of Sales	Amount of Sales 2006	% of Sales

Joslyn Manufacturing Co, LLC (MacLean Power)	$1,355,174	11.4	$1,355,839	12.3
Joslyn Sunbank, Inc.	$1,284,751	10.8	$1,181,343	10.7
Ryko Manufacturing	$953,588	8.0	$752,043	6.8
Teleflex Electrical, Inc	$655,011	5.8	$642,767	5.8
Radiowaves Inc	$822,387	6.9	$616,846	5.6
Pacific Scientific-CA	$545,010	4.6	$529,670	4.8

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

Employees

Worldwide currently employs two hundred and six employees, including 33 staff engineers and 12 administrative personnel at Worldwide's wholly owned subsidiary Intech in Shanghai, China and one hundred and nine employees who work at our factories in China. The remaining 13 employees work at the California office in San Bruno. Four of these employees are in sales with the remaining eight employees working in support and administrative roles. All employees are full time.

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

LEGAL PROCEEDINGS

Not Applicable.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)

Market Information

 Our stock is quoted on the OTC Bulletin Board under the symbol "WEMU". Worldwide began trading on June 1, 2004.  The stock symbol was changed on February 25, 2008 as a result of a name change from Worldwide Manufacturing USA, Inc to Worldwide Energy and Manufacturing. There are 2,047,363 shares outstanding. The below table provides the average low and high bid and ask prices for the preceding quarters of 2007.

	Year ended December 31, 2007

	BID	ASK
1st QTR	$ 2.50	$8.00
2nd QTR	$4.90	$5.80
3rd QTR	$4.00	$5.70
4th QTR	$4.85	$9.00

(b)

Holders

As of December 31, 2007, there were approximately 197 record holders of Company common stock.

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

(c)

Dividends

The Company has paid a .01 per share dividend on May 1, 2007.The company may or may not pay dividends in the future depending on company performance.

(d)

Equity Compensation Plans

Worldwide established a stock option plan for its employees on April 1, 2004, in order to attract and retain qualified employees on behalf of the Corporation, as well as provide employees with an opportunity to participate in the growth of the Corporation.  Worldwide approved the authorization of 300,000 shares. As of December 31, 2006, no shares have been exercised under this plan. The 2004 Stock Option Plan provides the opportunity for employees to purchase shares at $6.00.

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

Our management has carefully considered these factors and during 2004 made the strategic decision to move our company away from our historical complete reliance on subcontractors. At the beginning of 2005 we did not own any of our own factories and used as our suppliers of materials and labor approximately 100 factories in China, mostly in Shanghai or the surrounding area. During the first quarter of 2005, we acquired the assets of Chengde, a factory that manufactures automobile air conditioning units, and in the fourth quarter of 2005, we established a die-casting and machining factory through leasing an existing facility from a former vendor and initially investing approximately $500,000 to upgrade the equipment and manufacturing buildings. In these transactions we acquired assets, the expertise of the employees, the managers of the factories, and a portion of the existing customers of those factories. In the third quarter of 2005, we also established an electronics manufacturing factory. As a result, as of December 31, 2007, we own and operate three factories that we now use for the manufacture of certain product lines that we historically had to subcontract, and we are using the services of approximately 40 subcontractors to manufacture those product lines for which we do not have our own manufacturing capabilities. The establishment of these factories, including asset purchases and factory upgrades, was funded primarily by loans from Jimmy and Mindy Wang, our principal shareholders and executive officers as well as increased lines of credit. Our credit line increased to $2.25 million with Golden Gate Bank from a $650,000 line with Wells Fargo. In the future, we expect to continue to acquire or newly-establish factories that will give us the capability to manufacture those product lines our management believes are the most profitable.

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

(i)

 For December 31, 2007, Chengde provided revenues of approximately $267,000 and no net income compared to revenues of approximately $399,000 and net profit of approximately $19,000 in the same period in December 2006. Revenue decline was the result of the company’s plan to divest itself from this factory in 2008 to focus on its new business plan of entering the solar module industry.

(ii)

  Shanghai Intech Precision Machinery Co. Ltd., generated revenues of approximately $2,845,000 and a net income of approximately $257,000. In December 31, 2006 revenues were approximately $2,347,000. Revenue increased approximately $498,000 or 21.1% while net profit increased from $27,000 in year ending December 31, 2006 compared to net profit of $257,000 for year ending December 31, 2007 or approximately $230,000. The reason for the increase in revenues and profitability was due to new customers and orders as the company continues to attract customers requiring die cast parts.

(iii)

 Shanghai Intech the company’s control arm and electronics factory had revenues of approximately $5,969,000 in December 31, 2007 compared to revenues of $6,067,000 for period ending December 31, 2006. The decline of $98,000 or approximately 2% was the result of some business being shipped later than expected including an order from Jar Systems. Net income was $287,000 for period ending December 31, 2007 compared to net profit of approximately $800,000 in December 31, 2006. The decline was the result of an increase in operating expenses from approximately $352,000 in December 31, 2006 compared to operating expenses of $821,000 in year ending December 31, 2007. Operating expenses increased due to acquisition costs  and due diligence relating to De Chuang, a power supply company with design capabilities that the company is planning on acquiring  along with the establishment of a new solar module division for 2008.

With the continuing transition into direct manufacturing, we expect to continue to increase sales outside the United States, and in particular, increase the number of customers in PRC and European countries with our solar modules. Our costs to establish and improve these factories and enter new market with our solar modules will increase along with sales and profits.

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

Management’s Discussion for December 31, 2007

Financial Condition

As of December 31, 2007, the current assets of Worldwide were $8,210,711 compared to current assets as of December 31, 2006 of $6,599,094. This represents an increase of $1,611,617 or approximately 24.4%. The increase in current assets was the result of increases in cash of $672,024 and increases in accounts receivable of $979,251 largely due to increase in revenues and 90 day terms granted to some of our larger customers. These increases were partially offset by decrease in inventory of $170,786. Inventory was $2,503,934 in year ending December 31, 2006 compared to inventory of $2,333,148 for year ending December 31, 2007 as management continues to focus on keeping inventory at optimal levels.

Current liabilities at December 31, 2007 totaled $4,447,946 compared with $ 3,562,899 at December 31, 2006. This represents an increase of $  885,047 or  24.8%.  The increase in current liabilities was due to an increase in short term credit lines of $1,141,732, from $616,852 for year ending December 31, 2006 to $1,758,584 for year ending December 31, 2007, in order to finance the company’s growth for potential new solar module orders. The increase was partially offset by paying off related parties' payable of $542,374 in December of 2007.

Total assets were $ 8,762,841 at December 31, 2007 compared to $7,127,847 at December 31, 2006. The increase of $ 1,634,994 or 22.9 % was the result of increases in accounts receivables due to the company’s growth, and cash to prepare for potential new solar module orders.

Results of Operations

Net sales for the year ending December 31, 2007 were $12,132,710 compared to $11,409,300 for the year ending December 31, 2006, an increase of $723,410 or approximately 6.3%.  The primary result of this increase was the increased sales at our die cast factory which had a revenue increase of approximately $498,000 or 21.1% over last year and Worldwide which had an increase of revenue of approximately $430,000 or 5.2%. Worldwide had revenues of approximately $8,723,000 in period ending December 31, 2007 compared to approximate revenues of $8,293,000 in year ending December 31, 2006. This increase at Worldwide was the result of increases in domestic sales in the United States.  Gross profit increased by $395,664 to $3,782,089 (31% of sales) in 2007 compared to $3,386,426 (30% of sales) in 2006. The profit margin improved by 1% reflecting continued strong demand for the company’s services.

Cost of goods sold for year ending December 31, 2007 was $8,350,621 compared to $8,022,875 for the year ending December 31, 2006. This increase of $327,746 or 4.1% was the result of greater sales.

Net profit for year ending December 31, 2007 was $575,674 compared to $969,429 for year ending December 31, 2007. The decrease of $393,755 or 40.6% was the result of higher general and administrative expenses relating to our increase costs in finding suitable acquisitions for the company along with an increase in public costs. Net operating income before income taxes was $509,948 or approximately 4% of sales compared to $930,492  or approximately 8% of sales in 2006.The profit margin decreased  of 4% was due to  increases in general and administrative expenses as described above.

The general and administrative expenses for year ending December 31, 2007 were $ 2,769,847 (22.8% of sales) compared to $1,997,530 (17.5% of sales) for year ending December 31, 2006. The increase of $ 772,317 or 5.3 % was the result of higher general and administrative expenses relating to our increase costs in finding suitable acquisitions for the company along with an increase in public costs.

LIQUIDITY

The following is a summary of Worldwide’s cash flows from operating, investing, and financing activities during the periods indicated:

	Year ended December 31,
	2007	2006

Operating Activities	$264,386	$ 252,751
Investing activities	$(791,302)	$ (14,922)
Financing activities	$1,117,369	$276,658
Net effect on cash	$672,024	$645,409

Historically, we have funded our operations and supported our growth with cash provided by our net income, loans from Jimmy and Mindy Wang, our principal shareholders and the revolving line of credit with Golden Gate Bank and previously Wells Fargo Bank.  On March 16, 2007 the Company paid off its line of credit with Wells Fargo in the amount of $602,947 and established a new credit facility with Golden Gate Bank, a division of Greater Bay Bank NA. Under the terms of a revolving line of credit agreement with Golden Gate Bank dated February 14, 2008, the Company could borrow up to $2,250,000 at 0.5% above the reported World Street Journal Prime through June 05, 2008.  Funds from these borrowings may be used for any purpose.  The revolving line of credit is secured by the assets of the company and guaranteed by its officers. On March 5, 2008 the amount used on the line of credit was $1,646,660.  At December 31, 2007 and 2006, the balance on the line of credit was $1,758,584 and $616,852, respectively.

At March 5, 2008 there is $603,340 still available at an interest rate of 7.75%. In addition, net profits of the Company will be used to provide capital for the expansion of inventory held for the convenience of customers, and for acquiring additional equipment, if needed. The Company has never needed to sell debt or equity securities to fund our operations.

For 2007, net cash provided by operations was $264,386, compared to net cash provided by operations of $ 252,751 for the year ended December 31, 2006, an increase of $ 11,635. Net cash used in investing was $791,302 in 2007, compared to net cash used of $ 14,922 in 2006. In 2007, $585,854 was used to pay off a loan to related parties, and $205,448 was used for capital expenditures to expand and upgrade our operations. The company anticipates further expansion in 2008 and will finance this growth through company profitability as well as outside sources of funding if required. Net cash flows provided by financing activities in 2007 was $1,117,369 compared to $276,658 in December 31, 2006. The increase was due to proceeds from the company's line of credit as the company prepares to expand its operations.

PLAN OF OPERATION

Acquisitions and New Markets in 2007

We plan to continue our expansion efforts through further acquisitions in 2008. We are presently evaluating a power supply factory in Shanghai, China.  Additionally, the company plans on entering the solar module industry in the first quarter of 2008.

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

Inventories

Inventories consist of finished goods of manufactured products. Our inventory is based on customer orders and the duration of those orders. Cost is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. We have not recorded an allowance for slow-moving or obsolete inventory. Obsolete inventory at December 31, 2007 and 2006 was minimal.

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

ITEM 7.

FINANCIAL STATEMENTS

See the following pages.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

WORLDWIDE ENERGY AND MANUFACTURING USA, INC.

San Francisco, CA USA

We have audited the accompanying consolidated balance sheets of WORLDWIDE ENERGY AND MANUFACTURING USA, INC. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WORLDWIDE ENERGY AND MANUFACTURING USA, INC. and subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

March 20, 2008

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2 0 0 7	2 0 0 6

Current assets
Cash and cash equivalents	$ 2,111,825	$ 1,439,801
Accounts receivable – net of allowance for doubtful Accounts of $130,528 and $116,911, respectively)	3,275,024	2,295,773
Inventories	2,333,148	2,503,934
Income taxes receivable	82,131	74,027
Loan receivable	-	15,888
Related parties receivable	30,422	-
Advances to suppliers	260,540	223,775
Prepaid and other current assets	117,621	45,896
Total current assets	8,210,711	6,599,094

Property, plant and equipment, net	545,494	492,608
Other assets	6,636	36,145

Total assets	$ 8,762,841	$ 7,127,847

Liabilities and Stockholders’ Equity
Current liabilities
Accounts Payable	$2,453,317	$2,308,537
Related Parties Payable	-	542,374
Lines of credit	1,758,584	616,852
Accrued expenses	156,524	59,696
Current portion of long-term debt (note 4)	884	2,035
Taxes payable	78,637	33,405
Total current liabilities	4,447,946	3,562,899

Commitments and contingencies (Note 2)

Non-current liabilities
Loan payable to Shareholders	498,812	522,024
Notes payable-less current portion (Note 5)	-	-
Total non-current liabilities	498,812	522,024

Total Liabilities	4,946,758	4,084,923

Stockholders' equity
Common stock (No Par Value: 100,000,000 shares authorized; 2,047,363 shares issued and outstanding	270,746	208,871
Accumulated other comprehensive income	295,225	159,615
Retained Earnings	3,250,112	2,674,438

Total stockholders’ equity	3,816,083	3,042,924

Total liabilities and stockholders' equity	$ 8,762,841	$ 7,127,847

The accompanying notes are an integral part of the consolidated financial statements.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,

	2 0 0 7	2 0 0 6
Revenues
Regular sales, net of returns of $0 in 2007 and $0 in 2006	$ 12,132,710	$ 11,409,300
Cost of goods sold	(8,350,621)	(8,022,875)
Gross profit	3,782,089	3,386,425

Operating expenses
Other selling, general and administrative	2,769,847	1,997,530
Advertising	-	5,245
Management and professional fees paid to Shareholders (Note 6)	210,000	126,000
Allowance for bad debts	-	(43,265)
Stock based compensation expenses	-	-
Depreciation	106,480	97,546
Total operating expenses	3,086,327	2,183,056

Net operating income	695,762	1,203,369

Other income (expense)
Interest income	12,548	5,915
Interest expense	(79,544)	(31,365)
Interest expense paid to Shareholders (Note 6)	(17,371)	(65,996)
Other income	254,265	-
Gain on disposal	-	-
Exchange (Loss)	(355,712)	(181,431)
Government grant	-	-
Total other income (expense)	(185,814)	(272,877)

Net income before income taxes	509,948	930,492
Income tax benefit/(expense)	65,726	38,937

Net income	$ 575,674	$ 969,429
Other comprehensive income(loss) Foreign currency translation adjustment	135,610	130,922
	711,284	1,100,351

Earnings per share	$ 0.48	$ 0.48
Weighted average shares outstanding	2,047,363	2,030,863

The accompanying notes are an integral part of the consolidated financial statements

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock No Par Value		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount

Balance, December 31, 2005	$2,030,863	$208,871	$1,705,009	$28,693	$1,942,573

Net income for the year	-	39,000	969,429	-	969,429

Comprehensive income – unrealized loss on foreign currency translation	-	-	-	130,922	130,922

Balance, December 31, 2006	2,030,863	208,871	2,674,438	159,615	3,042,924

Shares Issued at $ 3.75 per share for service 16,500	16,500	61,875			61,875

Net income for the year ended December 31, 2007	-	-	575,674	-	575,674

Comprehensive income – unrealized loss on foreign currency translation	-	-	-	135,610	135,610

Balance, December 31, 2007	2,047,363	$ 270,746	$3,250,112	$295,225	$ 3,816,083

The accompanying notes are an integral part of the consolidated financial statements

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 31,

2 0 0 6	2 0 0 6
Cash flows from operating activities
Net income	$575,674	$969,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	106,480	97,546
Allowance for bad debt	(75,349)	(107,724)
Common stock issued for services	57,500	-
Gain on disposal on fixed assets	-	-

Changes in operating assets and liabilities:
Accounts receivables	(787,967)	64,728
Due from related parties	16,305	542,374
Inventories	213,309	(1,208,083)
Income taxes receivable	339	(65,770)
Other receivable	-	37,174
	-
Advances to suppliers	(32,765)	24,910
Prepaid and other current assets	(66,740)	117,439
Accounts payable	800,624	(200,134)
Accrued expenses	(615,741)	(38,724)
Income taxes payable	36,192	19,586
Advance payments	36,525	19,586

Net Cash Provided In Operating Activities	264,386	252,751

Cash flows from investing activities
Capital expenditure	(205,448)	(78,537)
Loan receivable-affiliate	-	63,615
Loan to related party	(585,854)	-
Net Cash Used In Investing Activities	(791,302)	(14,922)

Cash flows from financing activities
Repayment of shareholder loan	(23,212)	(187,936)
Principal payments on loan term debt	(1,151)	(2,258)
Proceeds from lines of credit	1,141,732	466,852

Net cash flows provided by financing activities:	1,117,369	276,658

Effect of exchange rate changes in cash	81,571	130,922

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS – CON’T.

	Years Ended
	December 31
	2007	2006

Net Increase in Cash	672,024	645,409

Cash- beginning of year	1,439,801	794,392

Cash- end of year	$2,111,825	$1,439,801

Supplemental disclosure of non cash investing and financing activities:
Interest paid in cash	$93,296	$97,475
Income taxed paid in cash	$96,768	$69,143

The accompanying notes are an integral part of the consolidated financial statements

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. and Subsidiaries

Notes to Consolidated Financial Statements

                                        Years Ended December 31, 2007 and 2006

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

Description of Business

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. (Worldwide, the Company) is a direct manufacturer of die casting, electronics components, and air-condition units for automobiles an, engineering firm and international contract manufacturer, using factories in China.  Worldwide provides services to several companies in the United States, primarily the aerospace, automotive, and electronics industries.  Worldwide employs thirty-three (33) staff engineers through its wholly owned subsidiary, Shanghai Intech Electro-Mechanical Products Co., Ltd. (Intech).  Intech provides technical advisory, design, delivery, material procurement, and manufacturing quality control services.  Worldwide uses its engineers to write the production and inspection procedures, manages the production process, and conducts quality control audits as well as in-progress and final inspections of the customers’ products.

On September 30, 2003, the Company, formerly known as Tabatha III, Inc., acquired all of the issued and outstanding common stock of WORLDWIDE ENERGY AND MANUFACTURING USA, INC. (Worldwide USA), a privately held operating company, in a share exchange transaction.  The Company issued 27,900,000 shares of common stock in the share exchange transaction for 100%, or 10,000 shares, of the issued and outstanding shares of Worldwide USA’s common stock.  Immediately prior to the acquisition, 10,762,000 shares of stock had been outstanding, and as part of the acquisition arrangement, certain shareholders of Tabatha III, Inc. agreed to surrender for cancellation a total of 8,662,000 common shares held by them.  Total shares outstanding after the Worldwide USA acquisition was 30,000,000.  As a result of the share exchange transaction, Worldwide USA became a wholly-owned subsidiary of the Company.  The parent company, Tabatha III, Inc., changed its name to WORLDWIDE ENERGY AND MANUFACTURING USA, INC. in November 2003.

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

On May 18, 2005, the Company formed a new company called Changchun Chengde Automobile Air-Conditioner Co., Limited, which is the manufacturer of automobile air-conditioners. On October 03, 2005, the Company formed another company called Shanghai Intech Precision Machinery Co., Ltd. which is engaged in the manufacturing and trading of equipments. Both companies are 51% owned by Intech and 49% owned by WORLDWIDE ENERGY AND MANUFACTURING USA, INC.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The accompanying financial statements include WORLDWIDE ENERGY AND MANUFACTURING USA, INC., a Colorado corporation (formerly Tabatha III, Inc.) and a public company, its operating subsidiary, Worldwide, a California corporation, a wholly owned subsidiary Intech and three subsidiary companies 51% owned by Intech and 49% owned by Worldwide.  Intercompany transactions have been eliminated in consolidation.

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

Inventories

Inventories consist of finished goods of manufactured products.  Cost is stated at the lower of cost or market on a first-in, first-out (FIFO) basis.  The Company has not recorded an allowance for slow-moving or obsolete inventory.  Obsolete inventory at December 31, 2007 and 2006 was minimal.

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

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

The Company generally expenses advertising costs as incurred.  Advertising expenses charged to operations were $0 and $$5,245 in 2007and 2006, respectively.

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

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

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

Fair Value of Financial Instruments

Unless otherwise indicated, the fair value of all reported assets and liabilities, which represent financial instruments (none of which are held for trading purposes), approximate the carrying values of such instruments.  At December 31, 2007 and 2006, both short and long-term receivables in the amounts of  $ 2,543,951 and $1,576,944 , respectively, were pledged as collateral in connection with bank loans.

Compensated Absences

Employees of the Company are entitled to be compensated for absences depending on job classification, length of service, and other factors.  At December 31, 2007 and 2006, the minimal amounts unused by employees could not be estimated, and accordingly, no provision is recorded.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Post-retirement and Post-employment Benefits

Full time employees of subsidiaries of the Company in the PRC participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employee’s salaries. Other than the employee defined contribution plan, neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.

Concentrations, Risks, and Uncertainties

The Company has the following concentrations of business with customers and suppliers constituting greater than 10% of the Company’s gross sales and purchasing volume:

	2007	2006
Customer A	11%	12%
Customer B	11%	11%
Customer C	8%	6%

In 2007, the Company’s two largest suppliers comprised 13% of its manufacturing cost, likewise 13% during 2006.

The Company’s customers in the aerospace, telecommunications, automotive, and electronics industries comprised the majority of its sales in 2007 and 2006.  These four industries counted for 55% and 60% of the Company’s sales in 2007 and 2006, respectively.

As part of the production process, the Company may be required by its suppliers to advance funds under short-term agreements for tooling and other pre-production costs.  The loans are generally unsecured and may carry interest at the prevailing market rate for short-term instruments.  Such tooling is in most cases owned by the suppliers, and is a value primarily for the specific needs of the Company’s customers.  The Company in turn requires its customers to provide a non-refundable down payment to cover such startup costs.  In the event that a supplier is unable to fulfill its production agreements with the Company, management believes that other suppliers can be found for the Company’s products.  However, a change in suppliers would cause a delay in the production process, and could result in loss of tooling deposits and other supplier advances, which could negatively affect the Company’s operating results.  At December 31, 2007 and 2006, the balance of advances owed to the Company is $ 260,540 and $ 223,775, respectively.

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

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. and Subsidiaries

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

	December 31, 2007	December 31, 2006
Weighted average number of common shares used	2,047,363	2,030,863

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

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

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

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

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

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

2. CASH AND CASH EQUIVALENTS

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and pledged deposits.  As of December 31, 2007, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC and United States, which management believes are high credit quality financial institutions.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

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

Year ended December 31

2008	133,952
2009	83,605
2010	25,280
Total minimum future rental payment	$242,837

Total rent and lease expense was $175,783 and $132,150 as of December 31, 2007 and 2006, respectively.

4. ACCOUNTS RECEIVABLE, NET

Accounts receivable by major categories are summarized as follows:

	2007	2006

Accounts Receivable – pledged to banks	$2,543,951	$1,576,944
Accounts Receivable – others	847,984	763,118

	$3,391,935	$2,340,062
Less: allowances for doubtful accounts	(116,911)	(44,289)
Total	$3,275,024	$2,295,773

Under the terms of a revolving line of credit agreement with Golden Gate Bank indicated in note 8, the revolving line of credit is secured by 75% of accounts receivable and all business assets of the company and guaranteed by its officers.

Concentrations in Accounts Receivable - At December 31, 2007, two customers accounted for more than 10% of the Group’s accounts receivable, with total amounts of $ 672,186, representing 21% of total accounts receivable in aggregate. At December 31, 2006, one customer accounted for more than 10% of the Group’s accounts receivable, with total amounts of $ 252,207, representing 11% of total accounts receivable in aggregate.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

5.  INVENTORIES

Inventories by major categories are summarized as follows:

	2007	2006

Raw materials	$ 254,265	$ 228,470
Work in progress		46,080
Finished goods	2,078,883	2,229,384

	$ 2,333,148	$ 2,503,934
Less: allowances for slowing moving items	-	-
Total	$ 2,333,148	$ 2,503,934

6.  PROPERTY AND EQUIPMENT

Property and equipment, which is located in the USA and PRC, consisted of the following at December 31, 2007:

	2007	2006
Vehicles	$ 174,663	$ 150,826
Furniture & fixtures	4,496	4,496
Equipment	768,734	620,309
Software	35,461	35,461
Leasehold improvements	9,170	9,170

	992,524	820,262
Less: accumulated depreciation	447,030	344,975
Total	$ 545,494	$ 475,287

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

7.  LINES OF CREDIT

As of December 31, 2007, the Company has the following line of credit:

Banker	Loan period	Interest rate	Secured by	2007

(1) Golden State Bank	3/2/2007-3/5/2008	WallStreet journal prime + 0.5%	75% accounts receivable + 40% inventory	$1,220,000
(2) Golden State Bank	3/2/2007-9/5/2011	WallStreet journal prime + 0.5%	-	538,584

				$1,758,584

On March 16, 2007 the Company paid off its line of credit with Wells Fargo in the amount of $602,947 and established a new credit facility with Golden Gate Bank, a division of Greater Bay Bank NA. Under the terms of a revolving line of credit agreement with Golden Gate Bank dated February 14, 2008, the Company could borrow up to $2,250,000 at 0.5% above the reported World Street Journal Prime through June 05, 2008.  Funds from these borrowings may be used for any purpose.  The revolving line of credit is secured by the assets of the company and guaranteed by its officers. On March 5, 2008 the amount used on the line of credit was $1,646,660.  At December 31, 2007 and 2006, the balance on the line of credit was $1,758,584 and $616,852, respectively.

At March 5, 2008, there is $603,340 still available at an interest rate of 7.75%.

8.  LONG TERM DEBT

As of December 31, 2007, the Company has the following long-term loans:

December 31
2007

An installment loan payable to a finance company is secured by equipment, having a carrying value of $884, and bears interest at 5.0% per annum.	$884

Less: current portion	884
Long-term loans, less current portion	$-

Future maturities of long-term loans are as follows as of December 31, 2008:
2008	$884

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

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

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

10.

RELATED PARTY TRANSACTIONS

The Company paid wages in the amount of $210,000 to certain shareholders, who are also members of the Board of Directors, as of December 31, 2007.

Jimmy and Mindy Wang, who are principal shareholders, executive officers and members of the Board of Directors of the Company, have advanced funds to the Company for working capital purposes.  At December 31, 2007, the Company owed Jimmy and Mindy Wang $498,812. The advances are interest bearing at 8% per annum, with a default interest rate of 10%. All unpaid amounts on this note are due in full on January 1, 2010.  The Company paid cash in the amount of $17,371 for interest expense to Mr. and Mrs. Wang for the year ended December 31, 2007.

11.

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

Income tax expense for the years ended December 31, 2007 and 2006 consists of the following:

2006	Current	Deferred	Total
Federal	$(1,700)	$-	$(1,700)
State	-	-	-
Foreign	-	-	-
	$(1,700)	$-	$(1,700)

2007	Current	Deferred	Total
Federal	$6,337	$-	$6,337
State	3,134	-	3,134
Foreign	4,893	-	4,893
	$14,364	$-	$14,364

 There were minimal NOL’s and differences of tax and book basis between assets and liabilities, therefore there is no deferred tax asset recorded.

Income tax expense for the years ended December 31, 2006 and 2005 consists of the following:

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. and Subsidiaries

Notes to Consolidated Financial Statements

                   Years Ended December 31, 2006 and 2005

12.  OPERATING RISK

Interest rate risk

The interest rates and terms of repayment of note receivable and other borrowings are disclosed in Note 6 and 7.  Other financial assets and liabilities do not have material interest rate risk.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk primarily consist of cash and cash equivalents, and accounts receivable. As of December 31, 2007, substantially all of the Company’s cash and cash equivalents were managed by two financial institutions that management believes are high credit quality financial institutions. The Company has approximately $1.9 million in cash, bank deposits and money market funds in the PRC, which constitute about 90% of total cash and cash equivalents. Historically, deposits in Chinese banks are secure due to the state policy on protecting depositors’ interests. However, China promulgated a new Bankruptcy Law in August 2006, which went into effect on June 1, 2007, which contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks based on the Bankruptcy Law. Under the new Bankruptcy Law, a Chinese bank may go into bankruptcy. In addition, since China’s concession to WTO, foreign banks have been gradually permitted to operate in China and have been severe competitors against Chinese banks in many aspects, especially since the opening of Renminbi business to foreign banks in late 2006. Therefore, the risk of bankruptcy of those banks in which the Company has deposits has increased. In the event of bankruptcy of one of the banks, which holds the Company’s deposits, it is unlikely to claim its deposits back in full since it is unlikely to be classified as a secured creditor based on PRC laws.

Accounts receivable are typically unsecured and are derived from revenue earned from customers in China. The risk with respect to accounts receivables is mitigated by credit evaluations the Company performs on its customers and its ongoing monitoring process of outstanding balances.

Currency convertibility risk

Substantially all of the Company’s businesses are transacted in RMB, which is not freely convertible into foreign currencies. On January 1, 1994, the PRC government abolished the dual rate system and introduced a single rate of exchange as quoted daily by the People’s Bank of China. However, the unification of the exchange rates does not imply the convertibility of RMB into US$ or other foreign currencies. All foreign exchange transactions continue to take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

Company’s operations are substantially in foreign countries

All of the Company provided cable networks business are in China. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in China. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. and Subsidiaries

Notes to Consolidated Financial Statements

                   Years Ended December 31, 2007 and 2006

12.  OPERATING RISK - (CONTINUED)

embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

Restrictions on transfer of assets out of China

Dividend payments by the Company are limited by certain statutory regulations in China. The Company may pay no dividend without receiving first prior approval from the Foreign Currency Exchange Management Bureau. Dividend payments are restricted to 85% of profits, after tax.

13.  SEGMENT INFORMATION

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

Segmental Data – 2007

Reportable Segments

(amounts in thousands)

	WWMUSA	Intech Electro	Changchun Chengde	Intech Precision	Shutai Precision	Total

External revenue	8,723	298	267	2,842	3	12,133
Intersegment revenue	-	5,671	-	-	-	5,671
Interest income	7	2	-	3	1	13
Interest expense	(79)	-	-	-		(79)
Depreciation under administrative expenses	(15)	(15)	(4)	(3)	-	(37)
Net profit after tax	(81)	(381)	-	255	(7)	214	(1)

Assets
Expenditures for long-lived assets	23	23	-	128	-	174

 (1) $ 5,010 in inter-company profit was eliminated in consolidation.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. and Subsidiaries

Notes to Consolidated Financial Statements

                   Years Ended December 31, 2007 and 2006

13.  SEGMENT INFORMATION - (CONTINUED)

Segmental Data – 2006

Reportable Segments

(amounts in thousands)

	WWMUSA	Intech Electro	Changchun Chengde	Intech Precision	Shutai Precision	Total

External revenue	8,293	370	399	2,347	-	11,409
Intersegment revenue	-	5,697	-	-	-	5,697
Interest income	1	2	-	2	-	5
Interest expense	(31)	-	-	-	-	(31)
Depreciation under administrative expenses	16	58	2	5	-	81
Net profit after tax	(69)	800	274	27	-	977	(1)

Assets
Expenditures for long-lived assets	7	10	-	39	-	56

(1) $ 55,363 in inter-company profit was eliminated in consolidation.

14.

MANAGEMENT AND PROFESSIONAL FEES

The Company paid wages in the amount of $210,000 to certain shareholders, who are also members of the Board of Directors, as of December 31, 2007.

Jimmy and Mindy Wang, who are principal shareholders, executive officers and members of the Board of Directors of the Company, have advanced funds to the Company for working capital purposes.  At December 31, 2007, the Company owed Jimmy and Mindy Wang $498,812. The advances are interest bearing at 8% per annum, with a default interest rate of 10%. All unpaid amounts on this note are due in full on January 1, 2010.  The Company paid cash in the amount of $17,371 for interest expense to Mr. and Mrs. Wang for the year ended December 31, 2007.

15.  STOCK TRANSACTION

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

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On or about January 1, 2006, Child, Sullivan & Company, the principal accountant for WORLDWIDE ENERGY AND MANUFACTURING USA, INC. (the "Company") changed its accounting practice from a corporation to a professional limited liability company named Child, Van Wagoner & Bradshaw, PLLC.  As this is viewed as a separate legal entity, the Company terminated its accounting arrangement with Child, Sullivan & Company as principal accountant and engaged Child, Van Wagoner & Bradshaw, PLLC, as the Company's principal accountants for the Company's fiscal year ending December 31, 2005 and the interim periods for 2005 and 2006.  The decision to change principal accountants was approved by the Audit Committee of the Company's Board of Directors and subsequently approved by the Board of Directors.

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

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of December 31, 2007, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the fiscal year ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION

None

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following are the directors and executive officers of Worldwide.

Name	Age	Position

Jimmy Wang	52	CEO, President, and Chairman
Mindy Wang	50	Secretary, Treasurer, and a Director
John Ballard	49	Chief Financial Officer/Director

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

Biographical Information

Jimmy Wang, President and Chief Executive Officer

Jimmy Wang has over twelve years experience in a wide range of component manufacturing. From 1996 to the present, Mr. Wang has been President, CEO and director of WORLDWIDE ENERGY AND MANUFACTURING USA, INC. (California). He became President, CEO and Chairman of the Colorado holding company of the same name on September 30, 2003. From 1990 to 1995, Mr. Wang was the Sales Manager for MP World Manufacturing, Inc. From September 1993 to May 1996 Mr. Wang and Mindy Wang operated a sole proprietorship under the name Worldwide Manufacturing USA. In 1996, Mr. Wang incorporated WORLDWIDE ENERGY AND MANUFACTURING USA, INC. In 1990, Mr. Wang earned a Masters Degree in Applied Economics from the University of Minnesota, and in 1982 received a Bachelors of Science Degree in Economics from the Shanghai Institute of Foreign Trade. Mr. Wang is the husband of Mindy Wang.

Mindy Wang, Secretary and Treasurer

Mindy Wang has over twelve years of accounting and financial management experience with Technology Power and Worldwide Manufacturing. From 1996 to the present, Ms. Wang has been controller and Director of WORLDWIDE ENERGY AND MANUFACTURING USA, INC. In September 1996, Ms. Wang founded, with her husband, WORLDWIDE ENERGY AND MANUFACTURING USA, INC. She became Controller and Director of the Colorado holding company of the same name on September 30, 2003. From 1991 to 1993 she was an accountant with Technology Power. The business of Technology Power was assembling personal computers for retail and business customers. From September 1993 to May 1996 Mr. Wang and Mindy Wang operated a sole proprietorship under the name Worldwide Manufacturing USA. Ms. Wang earned the equivalent of a Bachelors Degree in International Business from the University of California at the Los Angeles Institute of Economics and Management in Beijing and attended the Master's program of the Business Education of the University of Minnesota. Ms. Wang is the wife of Jimmy Wang.

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

ITEM 10.

EXECUTIVE COMPENSATION

Worldwide USA pays annual salaries of $139,167 to Jimmy Wang, President, $70,833 to Mindy Wang, Controller, and $24,000 to John Ballard, Chief Financial Officer. Board members received no compensation in 2007 in 2006.

 There are no retirement plans in place.

Summary Compensation Table

Name	Principal Position	Year	Salary	Bonus	Annual Other Compensation	Stock Awards	Securities Underlying Options	LTIP Payouts	Other Comp.

Jimmy Wang	Pres., CEO	2004	$76,000	0	$0 (1)	2,000 (3)	0	0	$0 (2)
Jimmy Wang	Pres., CEO	2005	$206,000	0	$0 (1)	1,334 (4)	0	0	$0 (2)
Jimmy Wang	Pres., CEO	2006	$206,000	0	$0 (1)	0	0	0	$0 (2)
Jimmy Wang	Pres., CEO	2007	$139,167	0	$0 (1)	0	0	0	$0 (2)

Mindy Wang	Sec./Treas./ Controller	2004	$50,000	0	$0 (1)	2,000(3)	0	0	$0(2)
Mindy Wang	Sec./Treas./ Controller	2005	$50,000	0	$0 (1)	1,334(4)	0	0	$0(2)
Mindy Wang	Sec./Treas./ Controller	2006	$50,000	0	$0 (1)	0	0	0	$0(2)
Mindy Wang	Sec./Treas./ Controller	2007	$70,833	0	$0 (1)	0	0	0	$0(2)

John Ballard	Chief Financial Officer	2004	$24,000	0	$0 (1)	2,000(3)	0	0	$0(2)

John Ballard	Chief Financial Officer	2005	$24,000	0	$0 (1)	1,334(4)	0	0	$0(2)
John Ballard	Chief Financial Officer	2006	$24,000	0	$0 (1)	0	0	0	$0(2)
John Ballard	Chief Financial Officer	2007	$24,000	0	$0 (1)	0	0	0	$0(2)
Philip Zhang	General Manager	2005	$60,000	0	$0 (1)	68,000(5)	0	0	$0(2)
Philip Zhang	General Manager	2006	$60,000	0	$0 (1)	0	0	0	$0(2)
Philip Zhang	General Manager	2007	$60,000	0	$0 (1)	0	0	0	$0(2)

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

(4) Restricted Shares issue on October 3, 2005 for board compensation

(5) Mr. Zhang received 66,667 option shares of the Issuer pursuant to an Option Agreement dated April 20, 2004. The Agreement between Mr. Zhang and WORLDWIDE ENERGY AND MANUFACTURING USA, INC. provides for 66,667 options exercisable at the price of $6.00. The options are compensation for Mr. Zhang's management services to the Company. The options were exercisable as of the date of the Agreement, and expire on April 20, 2014. In addition, Mr. Zhang received 1,334 restricted shares for his services as a Director

There are no non-competition agreements with any of Worldwide's employees.

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

Title of Class	Name and Address of Beneficial Owner	Number of Shares Held	Percent of Class

Common Stock	Jimmy Wang (1) (2) WORLDWIDE ENERGY AND MANUFACTURING USA, INC. 1142 Cherry Street San Bruno, California 94066	1,620,954 (3)	79.4%

Common Stock	Mindy Wang (1) (2) WORLDWIDE ENERGY AND MANUFACTURING USA, INC. 1142 Cherry Street San Bruno, California 94066	1,620,954 (3)	79.4%

Common Stock	John Ballard (1) (2) WORLDWIDE ENERGY AND MANUFACTURING USA, INC. 1142 Cherry Street San Bruno, California 94066	69,394	3.2%

Common Stock	Philip Zhang (1) (2) WORLDWIDE ENERGY AND MANUFACTURING USA, INC. 1142 Cherry Street San Bruno, California 94066	68,001 (4)	3.3%

All officers and directors as a group (3 in number)		1,758,449	85.9%

(1) The person listed is a director of the Company.

(2) The person listed is an officer of the Company.

(3) Jimmy and Mindy Wang are husband and wife. Each holds directly 810,476 shares, but is deemed to beneficially own the shares owned by the other.

(4) Mr. Zhang received 66,667 option shares of the Issuer pursuant to an Option Agreement dated April 20, 2004. The Agreement between Mr. Zhang and WORLDWIDE ENERGY AND MANUFACTURING USA, INC. provides for 66,667 options exercisable at the price of $6.00. The options are compensation for Mr. Zhang's management services to the Company. The options were exercisable as of the date of the Agreement, and expire on April 20, 2014. In addition, Mr. Zhang received 1,334 restricted shares for his services as a Director.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time, Jimmy Wang and Mindy Wang may loan money to Worldwide. As of December 31, 2007, the Wangs have loaned $498,812 to the Company for operating capital and to establish new manufacturing facilities. This note bears interest of 8% with flexible terms and the note is due January 1, 2010.  This note was from Jimmy and Mindy Wang, President and Secretary, respectively. Jimmy and Mindy Wang are husband and wife.

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

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit-Related Fees

The aggregate fees billed by Child, Sullivan & Company for the audit of the Company’s annual financial statements were $32,000 with $5,000 being paid for the review of the Company’s statements included in its quarterly reports on Form 10-QSB during year ending December 31, 2007. The total fees paid in 2006 were $37,000.

Child, Sullivan & Company did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ending December 31, 2006 or December 31, 2005.

Tax Fees

The aggregate fees billed by Child, Van Wagoner & Bradshaw, PLLC for tax compliance, tax advice and tax planning were $0 for fiscal year ended 2007 and $0 for the fiscal year ended 2006.

The aggregate fees billed by Child, Sullivan & Company for tax compliance, tax advice and tax planning were $0 for fiscal year ended 2006 and $0 for the fiscal year ended 2005.

All Other Fees

Child, Van Wagoner & Bradshaw, PLLC did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2007 and 2006.

Audit Committees pre-approval policies and procedures.

We do not have an audit committee. The Board of Directors approved our engagement of Child, Van Wagoner & Bradshaw, PLLC. No services described in Item 9(e) (2) through 9(e)(4) of Schedule 14A were performed by our auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized on April 14, 2008.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC.

By: /S/ JIMMY WANG

Jimmy Wang, CEO, President and Director

Date: April 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities have signed this report below on April 13, 2008.

 By /s/  Jimmy Wang, CEO, President and Director

Date: April 14, 2008

By /s/ Mindy Wang, Secretary, Treasurer and a director

Date: April 14, 2008

By /s/ John Ballard, Chief Financial Officer / Principal Accounting Officer

Date: April 14, 2008