Form 10KSB/A
period 2007-12-31
WORLDWIDE ENERGY & MANUFACTURING USA INC
filed 2008-05-20
CIK 1111816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB /A

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

2007 ANNUAL REPORT ON FORM 10-KSB

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

20

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

22

CONSOLIDATED BALANCE SHEETS

23

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

24

CONSOLIDATED STATEMENTS OF STOCKHOLDER S' EQUITY

25

CONSOLIDATED STATEMENTS OF CASH FLOWS

26

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE    45

ITEM 8A.

CONTROLS AND PROCEDURES

46

ITEM 8B.

OTHER INFORMATION

46

PART III

47

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT  47

ITEM 10.

EXECUTIVE COMPENSATION

49

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

51

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

52

ITEM 13.

EXHIBITS

52

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

53

SIGNATURES

54

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

There is no assurance that the market for the Company’s shares will be maintained or that it will be sufficiently active or liquid to allow stockholder s to easily dispose of their shares.

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

Some of our costs such as payroll, material and equipment costs are denominated in Chinese Renminbi. Changes in the exchange rate between the Renminbi and the U.S. dollar will affect our costs of sales and operating margins. Presently, China's currency is not freely convertible and thus fluctuations in the value of this currency have not had a significant impact on operations. Some interests in the United States and other nations believe that a revaluation of the Renminbi is overdue, and any revaluation could increase our manufacturing costs relative to the rest of the world and reduce our sales.

Background

Worldwide was incorporated under the laws of the State of Colorado on March 17, 2000, under the name of Tabatha III, Inc. We changed our name to Worldwide Manufacturing USA, Inc. on November 3, 2003.  On February 25, 2008 we changed our name to Worldwide Energy and Manufacturing USA, Inc . to better reflect our business plan to engage in the solar module business. We were formed as a "blind pool" or "blank check" company whose business plan was to seek to acquire a business opportunity through completion of a merger, exchange of stock, or other similar type of transaction. In furtherance of our business plan, we voluntarily elected to become subject to the periodic reporting obligations of the Securities Exchange Act of 1934 by filing a registration statement on Form 10SB.

Prior to our identification of Worldwide Manufacturing USA, Inc., a privately held California corporation ("Worldwide USA") , as an acquisition target, our only business activities were the organizational activities described above, including registration under the Securities Exchange Act of 1934, and efforts to locate a suitable business opportunity for acquisition.

On September 30, 2003, we acquired all of the issued and outstanding common stock of Worldwide USA in a share exchange transaction. We issued 27,900,000 shares of common stock in the share exchange transaction for 100% or 10,000 of the issued and outstanding shares of Worldwide USA's common stock. As a result of the share exchange transaction, Worldwide USA became our wholly owned subsidiary.

The former stockholders of Worldwide USA acquired 93% of our issued and outstanding common stock as a result of the completion of the share exchange transaction. Therefore, although Worldwide USA became our wholly owned subsidiary, the transaction was accounted for as a recapitalization of Worldwide USA, whereby Worldwide USA is deemed to be the accounting acquirer and is deemed to have adopted our capital structure. No finder's fee was paid to any person in connection with the transaction.

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

On February 25, 2005, Worldwide USA completed an Agreement for Sale and Purchase of the Business Assets of Chengde Science & Technology (“Chengde”) located in Changchun Gaoxin District, PRC. The total price was $300,000 with the following payment schedule: The first payment of $120,000 was paid in March 28, 2005.  The final payment was paid in March 2006 . Chengde is a factory that produces air conditioner units for automobiles primarily located in Asia.

On August 18, 2005, Worldwide established its own electronics manufacturing company located in Shanghai, PRC. The new company, Shanghai Intech Electronics Manufacturing Company will be a wholly-owned subsidiary of Worldwide’s quality control arm and wholly-owned subsidiary of Shanghai Intech Electro Mechanical Products, Ltd. Worldwide purchased approximately $250,000 worth of electronics equipment from Opel Technology, a former Worldwide electronics vendor. In establishing the new electronics factory, Worldwide expects to compete more effectively in the PC board and cable assembly industry as well as gain complete control over its electronics components production.

The Company also established Shanghai Intech Precision Mechanical Products Manufacturing Ltd. (“Precision”) on November 1, 2005.  Precision is 51% owned by Intech and 49% owned by Worldwide. This factory performs die casting and machining services for the automotive, motorcycle, telecommunications and home supply industries. Precision is located in the suburbs of Shanghai, PRC and occupies an area of approximately 19,121 square feet. The factory contains three workshops: a die casting shop, a machining shop and a printing shop. It currently employs 107 employees.

General

Incorporated in California in 1996, Worldwide USA is headquartered in San Bruno, California and engages as a contract manufacturer, engineering firm and direct manufacturer through its wholly-owned subsidiaries. It has four wholly-owned subsidiaries located in China: Shanghai Intech Electro Mechanical Products Co (“Intech”), the quality control arm of the company, Chengde Science & Technology (“Chengde”), a direct manufacturer of air conditioner units for automobiles, Shanghai Intech Electronics Manufacturing Company , an electronics factory and Shanghai Intech Precision Mechanical Products Manufacturing Ltd. (“Precision”) a die casting and machining factory. Its products are manufactured in factories in the Peoples Republic of China (PRC). A contract manufacturer locates factories capable of producing customer parts according to desired specifications and quality standards imposed by the customer. The contract manufacturer hires subcontractors (factories) that provide the plant, equipment, manufacturing working capital and factory labor. Worldwide provides sales, management, production control and technical support. Worldwide's goal is to timely deliver high quality components at manufacturing costs that are at least fifty percent (50%) less than what Worldwide's customers would pay for similar parts in the United States. As a contract manufacturer, Worldwide manufactures car air condition units, die casting parts as well as electronic products and subcontracts to factories for the remaining customers' parts that it does not produce directly. Worldwide's role is to ensure that the parts meet specifications and quality standards imposed by our customers. Worldwide does not have operations throughout the world, but only in the state of California and the Peoples Republic of China. Worldwide's website address is www.wwmusa.com.

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

-

inspectors tracking production progress, and

-

signing three percent incentive and penalty agreements with manufacturers .

Worldwide's pricing is competitive.

Worldwide offers:

-

significant flexibility towards customers' needs;

-

local people to inspect the quality of the parts;

-

the Kanban inventory for 24-hour delivery; and

-

quick respon se  to customer questions and concerns.

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

Competition

Worldwide strives to ensure quality and provide low cost to customers so that it can remain competitive. The contract manufacturing service industry remains a strongly competitive industry. There are hundreds of companies, many larger than Worldwide, that have substantially greater manufacturing, financial, research and development, engineering and marketing resources. Worldwide is a small competitor in this multi-billion dollar industry. If overall demand for contract manufacturing services should decrease, this could result in substantial pricing pressure which would negatively affect revenue and net profit for Worldwide.

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

ITEM 2.

DESCRIPTION OF PROPERTY

On May 1, 2003, Worldwide entered into a 60-month lease for 6,825 square feet of office/ warehouse space located at 1142 Cherry Avenue in San Bruno, California. The rent per month is $5,430 with rent increasing three percent each year. The rent for 2007 will be $5,593 per month and the lease expires July 2008.  On June 1, 2006 Shanghai Intech the company's quality control division entered into a one-year lease expiring June 1, 2007 for $3,998 per month. Additionally, the rent for our electronics factory is $1,496 per month for approximately 1,800 square feet and expires on March 14, 2007. Shanghai Intech Precision, our die cast factory's rent is $1,263 per month with the lease expiring March 14, 2007. In addition, Worldwide leases space for its wholly owned subsidiary Chengde Science & Technology Co., Ltd for $631 per year with the lease expiring April 15, 2010.

ITEM 3.

LEGAL PROCEEDINGS

Not Applicable.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)

Market Information

 Our stock is quoted on the OTC Bulletin Board under the symbol "WEMU". Worldwide began trading on June 1, 2004.  The stock symbol was changed on February 25, 2008 as a result of a name change from Worldwide Manufacturing USA, Inc to Worldwide Energy and Manufacturing USA, Inc . There are 2,047,363 shares outstanding. The below table provides the average low and high bid and ask prices for the preceding quarters of 2007.

	Year ended December 31, 2007

	BID	ASK
1st QTR	$ 2.50	$8.00
2nd QTR	$4.90	$5.80
3rd QTR	$4.00	$5.70
4th QTR	$4.85	$9.00

(b)

Stockh olders of Record

As of December 31, 2007, there were approximately 197 stockholders of record .

( c )

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

( d )

Dividends

The Company paid a $0 .01 per share dividend on May 1, 2007.The company may or may not pay dividends in the future depending on company performance.

( e )

Equity Compensation Plans

Worldwide established a stock option plan for its employees on April 1, 2004, in order to attract and retain qualified employees on behalf of the Corporation, as well as provide employees with an opportunity to participate in the growth of the Corporation.  Worldwide approved the authorization of 300,000 shares. As of December 31, 200 7 , no shares have been exercised under this plan. The 2004 Stock Option Plan provides the opportunity for employees to purchase shares at $6.00.

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

Our management has carefully considered these factors and during 2004 made the strategic decision to move our company away from our historical complete reliance on subcontractors. At the beginning of 2005 we did not own any of our own factories and used as our suppliers of materials and labor approximately 100 factories in China, mostly in Shanghai or the surrounding area. During the first quarter of 2005, we acquired the assets of Chengde, a factory that manufactures automobile air conditioning units, and in the fourth quarter of 2005, we established a die-casting and machining factory through leasing an existing facility from a former vendor and initially investing approximately $500,000 to upgrade the equipment and manufacturing buildings. In these transactions we acquired assets, the expertise of the employees, the managers of the factories, and a portion of the existing customers of those factories. In the third quarter of 2005, we also established an electronics manufacturing factory. As a result, as of December 31, 2007, we own and operate three factories that we now use for the manufacture of certain product lines that we historically had to subcontract, and we are using the services of approximately 40 subcontractors to manufacture those product lines for which we do not have our own manufacturing capabilities. The establishment of these factories, including asset purchases and factory upgrades, was funded primarily by loans from Jimmy and Mindy Wang, our principal stockholder s and executive officers as well as increased lines of credit. Our credit line increased to $2.25 million with Golden Gate Bank from a $650,000 line with Wells Fargo. In the future, we expect to continue to acquire or newly-establish factories that will give us the capability to manufacture those product lines our management believes are the most profitable.

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

(ii)

Shanghai Intech Precision Machinery Co. Ltd., generated revenues of approximately $2,845,000 and a net income of approximately $257,000. In 2006 revenues were approximately $2,347,000. Revenue increased approximately $498,000 or 21.1% while net profit increased from $27,000 in year ending December 31, 2006 compared to net profit of $257,000 for year ending December 31, 2007 or approximately $230,000. The reason for the increase in revenues and profitability was due to new customers and orders as the company continues to attract customers requiring die cast parts.

(iii)

  Shanghai Intech , the company’s control arm and electronics factory had revenues of approximately $5,969,000 in December 31, 2007 compared to revenues of $6,067,000 for period ending December 31, 2006. The decline of $98,000 or approximately 2% was the result of some business being shipped later than expected including an order from Jar Systems. Net income was $287,000 for period ending December 31, 2007 compared to net profit of approximately $800,000 in December 31, 2006. The decline was the result of an increase in operating expenses from approximately $352,000 2006 compared to operating expenses of $821,000 in the year ending December 31, 2007. Operating expenses increased due to acquisition costs  and due diligence relating to De Chuang, a power supply company with design capabilities that the company is planning on acquiring along with the establishment of a new solar module division for 2008.

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

Results of Operations

Net sales for the year ending December 31, 2007 were $12,132,710 compared to $11,409,300 for the year ending December 31, 2006, an increase of $723,410 or approximately 6.3%.  The primary result of this increase was the increased sales at our die cast factory which had a revenue increase of approximately $498,000 or 21.1% over last year and Worldwide which had an increase of revenue of approximately $430,000 or 5.2%. Worldwide had revenues of approximately $8,723,000 in the period ending December 31, 2007 , compared to approximate revenues of $8,293,000 in the year ending December 31, 2006. This increase at Worldwide was the result of increases in domestic sales in the United States.  Gross profit increased by $395,664 to $3,782,089 (31% of sales) in 2007 compared to $3,386,426 (30% of sales) in 2006. The profit margin improved by 1% reflecting continued strong demand for the company’s services.

Cost of goods sold for year ending December 31, 2007 was $8,350,621 compared to $8,022,875 for the year ending December 31, 2006. This increase of $327,746 or 4.1% was the result of greater sales.

Net profit for year ending December 31, 2007 was $575,674 compared to $969,429 for the year ending December 31, 2007. The decrease of $393,755 or 40.6% was the result of higher general and administrative expenses relating to our increase d costs in finding suitable acquisitions for the company along with an increase in public costs. Net operating income before income taxes was $509,948 or approximately 4% of sales compared to $930,492  or approximately 8% of sales in 2006.The profit margin decrease of 4% was due to  increases in general and administrative expenses as described above.

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

Historically, we have funded our operations and supported our growth with cash provided by our net income, loans from Jimmy and Mindy Wang, our principal stockholder s and the revolving line of credit with Golden Gate Bank and previously Wells Fargo Bank.  On March 16, 2007 the Company paid off its line of credit with Wells Fargo in the amount of $602,947 and established a new credit facility with Golden Gate Bank, a division of Greater Bay Bank NA. Under the terms of a revolving line of credit agreement with Golden Gate Bank dated February 14, 2008, the Company could borrow up to $2,250,000 at 0.5% above the reported World Street Journal Prime through June 05, 2008.  Funds from these borrowings may be used for any purpose.  The revolving line of credit is secured by the assets of the company and guaranteed by its officers. On March 5, 2008 the amount used on the line of credit was $1,646,660.  At December 31, 2007 and 2006, the balance on the line of credit was $1,758,584 and $616,852, respectively.

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

CONTENTS

Report of Independent Registered Public Accounting Firm 22
Consolidated Balance Sheets 23
Consolidated Statements of Operations and Other Comprehensive Income 24
Consolidated Statements of Stockholder s’ Equity 25
Consolidated Statements of Cash Flows 26
Notes to Consolidated Financial Statements 28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

WORLDWIDE ENERGY AND MANUFACTURING USA, INC.

San Francisco, CA USA

We have audited the accompanying consolidated balance sheets of WORLDWIDE ENERGY AND MANUFACTURING USA, INC. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and other comprehensive income , stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

March 20, 2008

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2 0 0 7	2 0 0 6

Current assets
Cash and cash equivalents	$ 2,111,825	$ 1,439,801
Accounts receivable – net of allowance for doubtful a ccounts of $130,528 and $116,911, respectively)	3,275,024	2,295,773
Inventories	2,333,148	2,503,934
Income taxes receivable	82,131	74,027
Loan receivable	-	15,888
Related parties receivable	30,422	-
Advances to suppliers	260,540	223,775
Prepaid and other current assets	117,621	45,896
Total current assets	8,210,711	6,599,094

Property, plant and equipment, net	545,494	492,608
Other assets	6,636	36,145

Total assets	$ 8,762,841	$ 7,127,847

Liabilities and Stockholders’ Equity
Current liabilities
Accounts Payable	$2,453,317	$2,308,537
Related Parties Payable	-	542,374
Lines of credit	1,758,584	616,852
Accrued expenses	156,524	59,696
Current portion of long-term debt (note 8 )	884	2,035
Taxes payable	78,637	33,405
Total current liabilities	4,447,946	3,562,899

Commitments and contingencies (Note 3 )

Long-term liabilities
Loan payable to stockholder s	498,812	522,024
Total Long-term liabilities	498,812	522,024

Total Liabilities	4,946,758	4,084,923

Stockholders' equity
Common stock ( no par value : 100,000,000 shares authorized; 2,047,363 shares issued and outstanding	270,746	208,871
Accumulated other comprehensive income	295,225	159,615
Retained earnings	3,250,112	2,674,438

Total stockholders’ equity	3,816,083	3,042,924

Total liabilities and stockholders' equity	$ 8,762,841	$ 7,127,847

The accompanying notes are an integral part of the consolidated financial statements.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	For the Year Ended December 31,

	2 0 0 7	2 0 0 6
Revenues
Regular sales, net of returns of $0 in 2007 and $0 in 2006	$ 12,132,710	$ 11,409,300
Cost of goods sold	(8,350,621)	(8,022,875)
Gross profit	3,782,089	3,386,425

Operating expenses
Other selling, general and administrative	2,769,847	1,997,530
Advertising	-	5,245
Management and professional fees paid to stockholder s (Note 10 )	210,000	126,000
Allowance for bad debts	-	(43,265)
Depreciation	106,480	97,546
Total operating expenses	3,086,327	2,183,056

Net operating income	695,762	1,203,369

Other income (expense)
Interest income	12,548	5,915
Interest expense	(79,544)	(31,365)
Interest expense paid to stockholder s (Note 10 )	(17,371)	(65,996)
Other income	254,265	-
Exchange (Loss)	(355,712)	(181,431)
Total other income (expense)	(185,814)	(272,877)

Net income before income taxes	509,948	930,492
Income tax benefit/(expense)	65,726	38,937
Net income	575,674	969,429

Other comprehensive income (loss) Foreign currency translation adjustment	135,610	130,922

Total other comprehensive income (loss)	$ 711,284	$ 1,100,351

Earnings per share	$ 0. 28	$ 0.48
Weighted average shares outstanding	2, 035 , 495	2,030,863

The accompanying notes are an integral part of the consolidated financial statements

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER S' EQUITY

	Common Stock No Par Value		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount

Balance, December 31, 2005	2,030,863	$ 208,871	$ 1,705,009	$ 28,693	$ 1,942,573

Net income for the year	-		969,429	-	969,429

Comprehensive income – unrealized loss on foreign currency translation	-	-	-	130 , 922	130,922

Balance, December 31, 2006	2,030,863	208,871	2,674,438	159,615	3,042,924

Shares issued at $ 3.75 per share for service	16,500	61,875	-	-	61,875

Net income for the year ended December 31, 2007	-	-	575,674	-	575,674

Comprehensive income – unrealized loss on foreign currency translation	-	-	-	135,610	135,610

Balance, December 31, 2007	2,047,363	$ 270,746	$3,250,112	$ 295,225	$ 3,816,083

The accompanying notes are an integral part of the consolidated financial statements

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 31,

2 0 0 7	2 0 0 6
Cash flows from operating activities
Net income	$575,674	$969,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	106,480	97,546
Allowance for bad debt	(75,349)	(107,724)
Common stock issued for services	61,875	-
Gain on disposal on fixed assets	-	-

Changes in operating assets and liabilities:
Accounts receivables	(787,967)	64,728
Inventories	213,309	(1,208,083)
Income taxes receivable	339	(65,770)
Other receivable	-	37,174
Advances to suppliers	(32,765)	24,910
Prepaid and other current assets	(66,740)	117,439
Accounts payable	800,624	(200,134)
Accrued expenses	(615,741)	(38,724)
Income taxes payable	36,192	19,586
Advance payments	36,525	-
Net cash provided by operating activities	252,456	252,751

Cash flows from investing activities
Capital expenditure	(205,448)	(78,537)
Loan receivable-affiliate	-	63,615
Loan to related party	(585,854)	-
Net cash used in investing activities	(791,302)	(14,922)

Cash flows from financing activities
Repayment of stockholder loan	(23,212)	(187,936)
Due to related parties	16,305	542,374
Principal payments on loan term debt	(1,151)	(2,258)
Proceeds from lines of credit	1,141,732	466,852
Net cash flows provided by financing activities	1, 133 , 674	276,658

Effect of exchange rate changes on cash	77,196	130,922

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

On September 30, 2003, the Company, formerly known as Tabatha III, Inc., acquired all of the issued and outstanding common stock of WORLDWIDE ENERGY AND MANUFACTURING USA, INC. (Worldwide USA), a privately held operating company, in a share exchange transaction.  The Company issued 27,900,000 shares of common stock in the share exchange transaction for 100%, or 10,000 shares, of the issued and outstanding shares of Worldwide USA’s common stock.  Immediately prior to the acquisition, 10,762,000 shares of stock had been outstanding, and as part of the acquisition arrangement, certain stockholder s of Tabatha III, Inc. agreed to surrender for cancellation a total of 8,662,000 common shares held by them.  Total shares outstanding after the Worldwide USA acquisition was 30,000,000.  As a result of the share exchange transaction, Worldwide USA became a wholly-owned subsidiary of the Company.  The parent company, Tabatha III, Inc., changed its name to WORLDWIDE ENERGY AND MANUFACTURING USA, INC. in November 2003.

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

On February 25 , 2005, the Company acquired a company called Changchun Chengde Automobile Air-Conditioner Co., Limited, which is the manufacturer of automobile air-conditioners. On November 1 , 2005, the Company formed another company called Shanghai Intech Precision Machinery Co., Ltd. which is engaged in the manufacturing and trading of equipments. Both companies are 51% owned by Intech and 49% owned by Worldwide.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The accompanying financial statements include WORLDWIDE ENERGY AND MANUFACTURING USA, INC., a Colorado corporation (formerly Tabatha III, Inc.) and a public company, its operating subsidiary, Worldwide USA , a California corporation, a wholly owned subsidiary , Intech , and three subsidiary companies 51% owned by Intech and 49% owned by Worldwide USA .  Intercompany transactions have been eliminated in consolidation.

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

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

The Company generally expenses advertising costs as incurred.  Advertising expenses charged to operations were $0 and $ 5,245 in 2007and 2006, respectively.

Repairs and Maintenance

Repairs and maintenance of a routine nature are charged as incurred to operations, while those that extend or improve the life of existing assets are capitalized.

Income Taxes

The Company uses the asset and liability approach to financial accounting and reporting for income taxes.  The differences between the financial statement and tax bases of assets and liabilities are determined annually.  Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the period in which they are expected to affect taxable income.  Valuation allowances are established, if necessary, to reduce deferred tax asset accounts to the amounts that will more likely than not be realized.  Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax asset and liability accounts.

Intangibles

Patent costs and other identifiable intangibles are capitalized and generally amortized over useful lives of 15 years or less.   G oodwill is assessed annually for impairment and is not amortized.

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

Assets and liabilities are translated into U.S. dollars at the prevailing exchange rate in effect at each period end.  Revenue and expenses are translated into U.S. dollars at the average exchange rate during the reporting period.  Contributed capital is translated into U.S. dollars at the historical exchange rate when capital was injected.  Any difference resulting from using the current rate, historical rate, and average rate in determination of retained earnings is accounted for as a translation adjustment and reported as part of comprehensive income or loss in the equity section.  Exchange differences are recognized in the income statement in the period in which they occur.

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

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

The Company accounts for employee stock option plans under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” , and has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 (R) , “Accounting for Stock-Based Compensation” (“SFAS 123(R)”).  The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123(R) and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services.”

Earnings Per Share

The Company adopted Statement of Financial Accounting Standard No. 128, “Earnings per Share” (“SFAS No. 128"), which is effective for annual periods ending after December 15, 1997.  Earnings per share (EPS) are computed based on the weighted average number of shares actually outstanding.

	December 31, 2007	December 31, 2006
Weighted average number of common shares used	2, 035 , 495	2,030,863

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115”. This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is currently assessing the impact adoption of SFAS No. 159 will have on its consolidated financial statements.

In December 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements.  The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability; that is, the principal or most advantageous market for the asset or liability.  It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset. The provisions are effective for fiscal years beginning after November 15, 2007.  The Company is currently assessing the impact of the statement.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In December 2007, the FASB issued SFAS No.141 (revised 2007), “Business Combinations”, SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”  These statements aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.

The provisions of SFAS No. 141 (R) and SFAS No. 160 are effective for our fiscal year beginning January 1, 2009.  The Company is currently assessing the impact of these statements.

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

Staff Accounting Bulletin:

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No.108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permit existing public companies to

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Staff Accounting Bulletin: (Continued)

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

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

3. COMMITMENTS AND CONTINGENCIES

The Company leases its office spaces and certain vehicles under non-cancelable operating leases.  The Worldwide USA office lease requires increasing annual payments plus a share of operating costs.  Minimum future rental payments under non-cancelable operating leases with remaining terms in excess of one year as of December 31, 2007 , in the aggregate and for each of the five succeeding fiscal years are as follows:

Year ended December 31

2008	$ 133,952
2009	83,605
2010	25,280
Total minimum future rental payment	$242,837

Total rent and lease expense was $175,783 and $132,150 as of December 31, 2007 and 2006, respectively.

4. ACCOUNTS RECEIVABLE, NET

Accounts receivable by major categories are summarized as follows:

	2007	2006

Accounts Receivable – pledged to banks	$2,543,951	$1,576,944
Accounts Receivable – others	847,984	763,118

	$3,391,935	$2,340,062
Less: allowances for doubtful accounts	(116,911)	(44,289)
Total	$3,275,024	$2,295,773

Under the terms of a revolving line of credit agreement with Golden Gate Bank indicated in note 7 , the revolving line of credit is secured by 75% of accounts receivable and all business assets of the company and guaranteed by its officers.

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

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

5.  INVENTORIES

Inventories by major categories are summarized as follows:

	2007	2006

Raw materials	$ 254,265	$ 228,470
Work in progress	-	46,080
Finished goods	2,078,883	2,229,384

	$ 2,333,148	$ 2,503,934
Less: allowances for slowing moving items	-	-
Total	$ 2,333,148	$ 2,503,934

6.  PROPERTY AND EQUIPMENT

Property and equipment, which is located in the USA and PRC, consisted of the following at December 31, 2007:

	2007	2006
Vehicles	$ 174,663	$ 150,826
Furniture & fixtures	4,496	4,496
Equipment	768,734	620,309
Software	35,461	35,461
Leasehold improvements	9,170	9,170
	992,524	820,262
Less: accumulated depreciation	447,030	344,975
Total	$ 545,494	$ 475,287

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

Future maturities of long-term loans are as follows as of December 31, 2007 :
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

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

10.

RELATED PARTY TRANSACTIONS

The Company paid wages in the amount of $210,000 to certain stockholder s, who are also members of the Board of Directors, as of December 31, 2007.

Jimmy and Mindy Wang, who are principal stockholder s, executive officers and members of the Board of Directors of the Company, have advanced funds to the Company for working capital purposes.  At December 31, 2007, the Company owed Jimmy and Mindy Wang $498,812. The advances are interest bearing at 8% per annum, with a default interest rate of 10%. All unpaid amounts on this note are due in full on January 1, 2010.  The Company paid cash in the amount of $17,371 for interest expense to Mr. and Mrs. Wang for the year ended December 31, 2007.

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

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. and Subsidiaries

Notes to Consolidated Financial Statements

                   Years Ended December 31, 2006 and 2005

12.  OPERATING RISK

Interest rate risk

The interest rates and terms of repayment of note payable and other borrowings are disclosed in Note 7 and 8 .  Other financial assets and liabilities do not have material interest rate risk.

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

13.  SEGMENT INFORMATION

The Company’s operations are classified into five principal reportable segments that provide different products or services.  Worldwide USA purchases and sells manufactured goods from China procured by its subsidiary, Intech. Intech provides technical advisory, design, delivery, material procurement, and manufacturing quality control services.  Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies, and because of the geographic location of Changchun Chengde Automobile Air-Conditioner Co., Limited (“Changchun Chengde”) which is located in Changchun City. The other entities are all located in Shanghai each entity. Changchun Chengde sells automobile air-conditioners while Shanghai Intech Precision Machinery Co., Ltd. performs die casting of various parts.

Segmental Data – 2007

Reportable Segments

(amounts in thousands)

	WWMUSA	Intech Electro	Changchun Chengde	Intech Precision	Shutai Precision	Total

External revenue	$ 8,723	$ 298	$ 267	$ 2,842	$ 3	$ 12,133
Intersegment revenue	-	5,671	-	-	-	5,671
Interest income	7	2	-	3	1	13
Interest expense	(79)	-	-	-		(79)
Depreciation under administrative expenses	(15)	(15)	(4)	(3)	-	(37)
Net profit after tax	(81)	(381)	-	255	(7)	214	(1)

Assets
Expenditures for long-lived assets	23	23	-	128	-	174

 (1) $ 5,010 in inter-company profit was eliminated in consolidation.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. and Subsidiaries

Notes to Consolidated Financial Statements

                   Years Ended December 31, 2007 and 2006

13.  SEGMENT INFORMATION - (CONTINUED)

Segmental Data – 2006

Reportable Segments

(amounts in thousands)

	WWMUSA	Intech Electro	Changchun Chengde	Intech Precision	Shutai Precision	Total

External revenue	$ 8,293	$ 370	$ 399	$ 2,347	$ -	$ 11,409
Intersegment revenue	-	5,697	-	-	-	5,697
Interest income	1	2	-	2	-	5
Interest expense	(31)	-	-	-	-	(31)
Depreciation under administrative expenses	16	58	2	5	-	81
Net profit after tax	(69)	800	274	27	-	977	(1)

Assets
Expenditures for long-lived assets	7	10	-	39	-	56

(1) $ 55,363 in inter-company profit was eliminated in consolidation.

14.

MANAGEMENT AND PROFESSIONAL FEES

The Company paid wages in the amount of $210,000 to certain stockholder s, who are also members of the Board of Directors, as of December 31, 2007.

15.  STOCK TRANSACTION

On April 19, 2006, a Special Meeting was held to approve a 1:15 reverse stock split which was approved by the majority of the stockholder s of Worldwide. Prior to the reverse stock split, there were approximately 30,437,500 shares outstanding.  After the split there are approximately 2,030,863 shares outstanding after stock split rounding adjustments. In addition, as a result of the split, the Company’s stock symbol changed from “WMFG” to “WWMU.”

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

1) information has come to the attention of Child, Sullivan & Company which made it unwilling to rely upon management's representations, or made it unwilling to be associated with the financial statements prepared by management; or

2) the scope of the audit should be expanded significantly, or information has come to the attention of Child, Sullivan & Company that they have concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the   underlying financial statements, or the financial statements issued or to be issued covering the fiscal year ending December 31, 2005 .

On or about January 1, 2006. the Registrant engaged Child, Van Wagoner & Bradshaw, PLLC as its principal accountant to audit the Registrant's financial statements as successor to Child, Sullivan & Company.  During the Registrant's two most recent fiscal years or subsequent interim period, the Registrant has not consulted with the entity of Child, Van Wagoner & Bradshaw, PLLC regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, nor did the entity of Child, Van Wagoner & Bradshaw, PLLC provide advice to the Registrant, either written or oral, that was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting .

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

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

The directors named above serve for one-year terms until their successors are elected or they are re-elected at the annual stockholders' meeting. Officers hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholder s will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management stockholder s and management under which non-management stockholder s may directly or indirectly participate in or influence the management of the Company's affairs.

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

John Ballard, Chief Financial Officer

John Ballard became Chief Financial Officer of Worldwide and its California operating subsidiary in September 30, 2003. John Ballard has more than fifteen years of business management, project management, and accounting experience. From January 2002 to the present, Mr. Ballard has been a financial consultant and director of Reveal Systems, Inc., a software development company and internet provider based in Longmont, Colorado. Mr. Ballard recently helped to complete the acquisition of Reveal Systems by Stewart Title in January of 2007. Mr. Ballard was the Chief Financial Officer of Call Solutions Inc., a publicly traded company, from October 1999 to November 2002. Call Solutions was in the business of opening call centers. From 1997-1999, Mr. Ballard owned and operated various food operations, Cookies 'N' Kreme and Lincoln Street Cafe in the Denver Metropolitan Area. In 1993, Mr. Ballard retired and he traveled until 1997. From 1988 to 1993, Mr. Ballard was Chief Financial Officer for Apple Sundries, Inc., a Denver retail chain. Since 1999, Mr. Ballard has been a major stockholder , owning 10% or more, and a consultant in five blank check companies, Tabatha I, Inc., Tabatha II, Inc., Tabatha III, Inc. (Worldwide's predecessor), Tabatha IV, Inc., and Tabatha V, Inc. Mr. Ballard holds a Bachelor of Science Degree in Management and Marketing from the University of Colorado where he graduated Magna Cum Laude. Mr. Ballard also holds a Masters of Business in Administration from Regis University.

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

Title of Class	Name and Address of Beneficial Owner	Number of Shares Held	Percent of Class

Common Stock	Jimmy Wang (1) (2) WORLDWIDE ENERGY AND MANUFACTURING USA, INC. 1142 Cherry Street San Bruno, California 94066	1,620,954 (3)	79.4%

Common Stock	Mindy Wang (1) (2) WORLDWIDE ENERGY AND MANUFACTURING USA, INC. 1142 Cherry Street San Bruno, California 94066	1,620,954 (3)	79.4%

Common Stock	John Ballard (1) (2) WORLDWIDE ENERGY AND MANUFACTURING USA, INC. 1142 Cherry Street San Bruno, California 94066	69,394	3.2%

Common Stock	Philip Zhang (1) (2) WORLDWIDE ENERGY AND MANUFACTURING USA, INC. 1142 Cherry Street San Bruno, California 94066	68,001 (4)	3.3%

All officers and directors as a group ( 4 in number)		1,758,449	85.9%

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized on May 19, 2008.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC.

By: /S/ JIMMY WANG

Jimmy Wang, CEO, President and Director

Date: May 19, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities have signed this report below on April 13, 2008.

 By /s/ Jimmy Wang, CEO, President and Director

Date: May 19, 2008

By /s/ Mindy Wang, Secretary, Treasurer and a director

Date: May 19, 2008

By /s/ John Ballard, Chief Financial Officer / Principal Accounting Officer

Date: May 19, 2008