Form 10QSB
period 2008-03-31
WORLDWIDE ENERGY & MANUFACTURING USA INC
filed 2008-05-20
CIK 1111816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

WORLDWIDE ENERGY AND MANUFACTURING USA, INC.

(Exact name of registrant as specified in its charter)

Colorado	0-31761	84-1536519
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

1142 Cherry Avenue San Bruno, CA 94066-6523
(Address of principal executive offices)

Registrant’s telephone number, including area code: (650) 794-9888

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   o                                                                      Accelerated Filer   x

Non-Accelerated Filer   o (Do not check if a smaller reporting company)

Smaller reporting company   o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes___   No _X_

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at May 30, 2007
Common Stock, no par value	2,077,363

WORLDWIDE ENERGY AND MANUFACTURING USA, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,503,130	$2,111,825
Accounts receivables, net of allowances of $116,911 and $130,528, respectively	5,908,853	3,275,024
Inventories	2,114,009	2,333,148
Income tax receivable	93,767	82,131
Advances to suppliers	1,272,445	260,540
Related parties payables	31,685	30,422
Prepaid and other current assets	54,833	117,621
Total current assets	11,978,722	8,210,711

Property, plant and equipment, net	538,703	545,494
Deposits paid for investment	40,680	-
Other assets	6,636	6,636
Total assets	$12,564,741	$8,762,841

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,217,080	$2,453,317
Lines of credit	1,636,660	1,758,584
Accrued expenses	161,072	156,524
Taxes payable	81,027	78,637
Current portion of long-term debt	-	884
Total current liabilities	7,095,839	4,447,946

Non-current liabilities
Loan payable to stockholders	1,195,766	498,812
Total non-current liabilities	1,195,766	498,812
Total liabilities	8,291,605	4,946,758

Stockholders’ equity
Common stock (No Par Value : 100,000,000 shares authorized;
2,077,363 and 2,047,363 shares issued and outstanding, respectively)	380,746	270,746
Accumulated other comprehensive income	411,952	295,225
Retained earnings	3,480,438	3,250,112
Total stockholders’ equity	4,273,136	3,816,083

Total liabilities and stockholders’ equity	$12,564,741	$8,762,841

See accompanying notes to condensed consolidated financial statements.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC.

 AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For The Three Months Ended
	March 31,
	2008	2007
Revenue
Regular sales, net of returns of $0 in 2008 and $0 in 2007	$5,404,083	$2,786,799

Cost of goods sold	(4,239,033)	(2,042,449)
Gross profit	1,165,050	744,350

Operating Expenses
Other selling, general and administrative expenses	701,085	524,031
Stock based compensation expense	110,000	-
Management and professional fees paid to stockholders-Note 10	80,320	31,500
Depreciation	3,972	8,919

Total operating expenses	895,377	564,450

Net operating income	269,673	179,900

Other Income (expenses)
Interest income	1,137	693
Interest expenses	(34,441)	(23,740)
Interest expense paid to stockholders (Note 10)	(17,446)	-
Exchange loss	-	(39,542)

Total other expenses	(50,750)	(62,589)

Net income before income taxes	218,923	117,311
Income taxes benefit/ (expense)	11,404	(13,295)

Net income	230,327	104,016

Other comprehensive income
Foreign currency translation	98,423	(16,296)
Comprehensive income	$328,750	$87,720

Earnings per share	$0.11	$0.05

Weighted average shares outstanding	2,069,863	2,030,863

See accompanying notes to the condensed consolidated financial statements.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC.

 AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended
	March 31
	2008	2007
Cash flows from operating activities
Net income	$230,327	$104,016
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	27,830	41,507
Allowance for bad debts	(20,000)	-
Stock based compensation expense	110,000	-
Changes in operating assets and liabilities:
Accounts receivable	(2,543,985)	(265,407)
Inventories	240,934	25,244
Income tax receivable	(10,974)	282
Loan receivable-affiliate	-	(3,490)
Advances to suppliers	(987,203)	38,375
Prepaid and other current assets	98,312	(48,051)
Accounts payable	1,826,234	(992,846)
Accrued expense	(12,028)	53,849
Income tax payable	(19,344)	6,135
Receipt in advance	-	35,854

Net cash used in operating activities	(1,059,897)	(1,004,532)

Cash flows from investing activities
Loan to related parties	(25,987)	-
Capital expenditure	(26,570)	(125,813)
Deposits paid for investment in subsidiaries	(40,680)	-

Net cash used in investing activities	(93,237)	(125,813)

Cash flows from financing activities
Repayment of loan	-	(616,852)
Proceeds / repayment of stockholders loan	1,606,954	(51,999)
Principal payments on long term debt	(884)	(691)
Proceeds / repayment from lines of credit	(116,962)	602,947
Proceeds from long term note	-	300,000

Net cash flows provided by financing activities:	1,489,108	233,405

Effect of exchange rate changes on cash	55,331	(16,296)

Net increase (decrease) in cash	391,305	(913,236)

Cash- beginning of period	2,111,825	1,439,801

Cash- end of period	$2,503,130	$526,565

Supplemental disclosure of non cash investing and financing activities:
Stock based compensation expense	$110,000	$-
Interest paid in cash	$51,887	$23,750
Income taxed paid in cash	$-	$13,295

See accompanying notes to the condensed consolidated financial statements

WORLDWIDE ENERGY AND MANUFACTURING USA, INC.

AND SUBSIDIARIES

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.

MANAGEMENT'S REPRESENTATION OF INTERIM FINANCIAL INFORMATION

The accompanying financial statements have been prepared by Worldwide Energy and Manufacturing USA, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited financial statements at December 31, 2007 as filed in the Company Form 10-KSB filed with the Commission on April 15, 2008.

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

Description of Business

Worldwide Energy and Manufacturing USA, Inc. (Worldwide, the Company) is a manufacturing engineering firm and international contract manufacturer, using factories in China.  Worldwide provides services to several companies in the United States and European markets, primarily in the solar, aerospace, automotive, and electronics industries.  Worldwide employs thirty-three (33) staff engineers through its wholly owned subsidiary, Shanghai Intech Electro-Mechanical Products Co., Ltd. (Intech).  Intech provides technical advisory, design, delivery, material procurement, and manufacturing quality control services.  Worldwide uses its engineers to write the production and inspection procedures, manages the production process, and conducts quality control audits as well as in-progress and final inspections of the customers’ products.

On September 30, 2003, the Company, formerly known as Tabatha III, Inc., acquired all of the issued and outstanding common stock of Worldwide Energy and Manufacturing USA, Inc. (Worldwide USA), a privately held operating company, in a share exchange transaction.  The Company issued 27,900,000 shares in the share exchange transaction for 100%, or 10,000 shares, of the issued and outstanding shares of Worldwide USA’s common stock.  Immediately prior to the acquisition, 10,762,000 shares of stock had been outstanding, and as part of the acquisition arrangement, certain shareholders of Tabatha III, Inc. agreed to surrender for cancellation a total of 8,662,000 common shares held by them.  Total shares outstanding after the Worldwide USA acquisition were 30,000,000.  As a result of the share exchange transaction, Worldwide USA became a wholly-owned subsidiary of the Company.  The parent company, Tabatha III, Inc., changed its name to Worldwide Manufacturing USA, Inc. in November, 2003. On February, 25, 2008 the company changed its name from Worldwide Manufacturing USA, Inc. to Worldwide Energy and Manufacturing USA, Inc. to focus on the renewable, clean energy sector.

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

On May 18, 2005, the Company formed a new company called Changchun Chengde Automobile Air-Conditioner Co., Limited which is the manufacturer of automobile air-conditioners. On November 14, 2005, the Company formed another company called Shanghai Intech Precision Machinery Co., Ltd. which is engaged in the manufacturing and trading of equipments. On February 2, 2007, the Company formed another company called Shanghai Shutai Intech Precision Machinery Co., Ltd. All those companies are the wholly owned subsidiaries of Worldwide Energy and Manufacturing USA, Inc.

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

Inventories

Inventories consist of finished goods of manufactured products.  Cost is stated at the lower of cost or market on a first-in, first-out (FIFO) basis.  The Company has not recorded an allowance for slow-moving or obsolete inventory.  Obsolete inventory at March 31, 2008 and December 31, 2007 was minimal.

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

The September 30, 2003 recapitalization of the Company qualifies as a reverse acquisition under Section 1.1502-75(d)(3) of the Internal Revenue Code.  Prior to this date, the stockholders of the Company had elected for it to be taxed as a “Subchapter S” corporation.  Subsequent to the recapitalization, the Company filed a consolidated tax return.

Intangibles

Patent costs and other identifiable intangibles are capitalized and generally amortized over useful lives of 15 years or less.  Effective in 2001, goodwill is assessed for impairment annually and is not amortized.

Research and Development

The Company expenses the cost of research and development as incurred.  No research and development costs were charged to operations during 2008 or 2007.

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

Fair Value of Financial Instruments

Unless otherwise indicated, the fair value of all reported assets and liabilities, which represent financial instruments (none of which are held for trading purposes), approximate the carrying values of such instruments.  At March 31, 2008 and December 31, 2007, both short and long-term receivables in the amounts of $3,047,155 and $2,543,951, respectively, were pledged as collateral in connection with bank loans.

2.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Compensated Absences

Employees of the Company are entitled to be compensated for absences depending on job classification, length of service, and other factors.  At March 31, 2008 and 2007, the minimal amounts unused by employees could not be estimated, and accordingly, no provision is recorded.

Concentrations, Risks, and Uncertainties

The Company did not have concentration of business with suppliers constituting greater than 10% of the Company’s gross sales during 2008 while the company’s two largest suppliers comprised 5% of its manufacturing cost during 2007.

 The Company’s customers in the aerospace, telecommunications, automotive, and electronics industries comprised the majority of its sales in 2007.  These four industries counted for 60% of the Company’s sales in 2007.  In the first quarter of 2008, 47% of the company's business was in the renewable energy industry.

As part of the production process, the Company may be required by its suppliers to advance funds under short-term agreements for tooling and other pre-production costs.  The loans are generally unsecured and may carry interest at the prevailing market rate for short-term instruments.  Such tooling is in most cases owned by the suppliers, and is a value primarily for the specific needs of the Company’s customers.  The Company in turn requires its customers to provide a non-refundable down payment to cover such startup costs.  In the event that a supplier is unable to fulfill its production agreements with the Company, management believes that other suppliers can be found for the Company’s products.  However, a change in suppliers would cause a delay in the production process, and could result in loss of tooling deposits and other supplier advances, which could negatively affect the Company’s operating results.  At March 31, 2008 and December 31, 2007, the balance of advances owed to the Company is $1,272,445 and $260,540, respectively.

The Company sells its goods and services internationally, although the majority of its revenue is derived from customers in the United States and Europe.  As such, the Company is susceptible to credit risk on accounts and notes receivable from customers in that region.  Additionally, a significant portion of the Company’s U.S. customers consists of entities in the aerospace industry, which has proven to be sensitive to swings in the economic cycle.  Generally, the Company does not obtain security from its customers in support of accounts receivable.

Stock Based Compensation

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

For the Three Months Ended	March 31, 2008	March 31, 2007
Weighted average number of common shares used	2,069,863	2,030,863

Recent Accounting Pronouncements

SFAS No. 141 (revised 2007), “Business Combinations (“SFAS 141R”)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 141R on its consolidated financial position, results of operations or cash flows.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” -

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 160 on its consolidated financial position, results of operations or cash flows.

3.

COMMITMENTS AND CONTINGENCIES

The Company leases its office spaces and certain vehicles under non-cancelable operating leases.  The Worldwide office lease requires increasing annual payments plus a share of operating costs.  Minimum future rental payments under non-cancelable operating leases with remaining terms in excess of one year as of December 31, 2007, in the aggregate and for each of the five succeeding fiscal years are as follows:

Year ended December, 31
2008	$137,665.55
2009	203,298.73
2010	154,195.88
2011	131,660.00
2012	135,610.00

Total minimum future rental payment	$762,430.16

Total rent and lease expense was $42,274 and $31,736 as of March 31, 2008 and 2007, respectively.

4.

ACCOUNTS RECEIVABLE

Accounts receivable by major categories are summarized as follows:

March 31, 2008

Accounts Receivable – pledged to banks	$3,047,155
Accounts Receivable – others	2,978,609
6,025,764
Less: allowances for doubtful accounts	116,911
Total	$5,908,853

Under the terms of a revolving line of credit agreement with Golden Gate Bank indicated in note 7, the revolving line of credit is secured by 75% of accounts receivable and all business assets of the company and guaranteed by its officers.

Concentrations in Accounts Receivable - At March 31, 2008, one customer accounted for more than 10% of the Company’s accounts receivable, with total amounts of $2,497,855, representing 62% of total accounts receivable in aggregate. At March 31, 2007, one customer accounted for more than 10% of the Company’s accounts receivable, with total amounts of $322,424, representing 28% of total accounts receivable in aggregate

5.

INVENTORIES

Inventories by major categories are summarized as follows:

March 31, 2008

Raw materials	$13,662
Work in progress	174,955
Finished goods	1,323,115
Finished goods – pledged to the bank (refer to note 7)	621,178
2,132,910
Less: allowances for slowing moving items	-
Total	$2,132,910

6.

PROPERTY AND EQUIPMENT

Property and equipment, which is located in the USA and PRC, consisted of the following at March 31, 2008:

March 31, 2008
Vehicles	$174,663
Furniture & fixtures	77,523
Equipment	726,060
Software	35,461

1,013,707
Less: accumulated depreciation	(476,168)

Total	$538,703

7.

SHORT TERM LOAN

As of March 31, 2008, the Company has the following line of credit:

Banker	Loan period	Interest rate	Secured by	2007

(1) Golden State Bank	3/2/2007-3/5/2008	WallStreet journal prime + 0.5%	75% accounts receivable + 40% inventory	$1,120,000
(2) Golden State Bank	3/2/2007-9/5/2011	WallStreet journal prime + 0.5%	-	516,660

				$1,636,660

The Company established two new credit facilities with Golden State Bank, a division of Greater Bay Bank NA. Under the terms of a revolving line of credit agreement with Golden Gate Bank dated February 3, 2007, the Company could borrow up to $1,500,000 at 0.5% above the reported World Street Journal Prime through May 3, 2008.  Funds from these borrowings may be used for any purpose.  The revolving line of credit is secured by all business assets of the company and guaranteed by its officers. On March 31, 2008 the amount used on the line of credit was $1,120,000.

The other bank facility from Golden State Bank is financed up to the limit of $750,000, with interest at 0.5% above the reported World Street Journal Prime with loan term of 54 months from February 3, 2007 to May 9, 2011, secured by the assets of the company and guaranteed by its officers.  On March 31, 2008 the amount used on the line of credit was $516,660. The total amount used on the credit lines described above is $1,636,000.

8.

STOCK TRANSACTION

On January 1, 2008, the Company issued 10,000 shares of its common stock to consultants and 20,000 shares of its common stock to an employee, valued at $110,000, fair value, which is reflected in stock based compensation expense. In addition, the Company’s stock symbol changed from “WWMU” to “WEMU” in the first quarter of 2008 to better reflect the company's change in focus to the renewable clean energy sector.

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

10.

RELATED PARTY TRANSACTIONS

The Company paid wages in the amount of $80,320 to certain stockholders, who are also members of the Board of Directors, as of March 31, 2008.

Jimmy and Mindy Wang, who are principal stockholders, executive officers and members of the Board of Directors of the Company, have advanced funds to the Company for working capital purposes.  At March 31, 2008, the Company owed Jimmy and Mindy Wang $1,195,766.  The advances are interest bearing at 8% per annum, with a default interest rate of 10%. All unpaid amounts on this note are due in full on January 1, 2010.  The Company paid cash in the amount of $17,446 for interest expense to Mr. and Mrs. Wang for the three months ended March 31, 2008.

11.

OPERATING RISK

Interest rate risk

The interest rates and terms of repayment of bank and other borrowings from stockholders are disclosed in Note 5 and Note 8. Other financial assets and liabilities do not have material interest rate risk.

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

Foreign currency risk

Most of the transactions of the Company were settled in Renminbi, U.S. dollars and Euros.  Thus, the company has significant foreign currency risk exposure.

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

12.

SEGMENT INFORMATION

The Company’s operations are classified into four principal reportable segments that provide different products or services.  Worldwide USA purchases and sells manufactured goods from China procured by its subsidiary, Shanghai Intech Electro-Mechanical Products Co., Ltd. (“Intech Electro”).  Intech Electro provides technical advisory, design, delivery, material procurement, and manufacturing quality control services.  Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies, and because of the geographic location of each entity. Changchun Chengde Automobile Air-Conditioner Co., Limited (“Changchun Changde”) sells automobile air-conditioners while Shanghai Intech Precision Machinery Co., Ltd. sells equipment.

Segmental Data – 2008

Reportable Segments

(amounts in thousands)

	WWMUSA	Intech Electro	Changchun Chengde	Intech Precision	Shutai Precision	Total
External revenue	4,391	114	13	872	14	5,404
Intersegment revenue	-	1,152	-	-	-	1,152
Interest income	1	-	-	-	-	1
Interest expense	30	-	-	-	5	35
Depreciation under administrative expenses	4	-	-	-	-	4
Net profit after tax	145	34	9	19	(7)	203	(1)

Assets
Expenditures for long-lived assets	6	12	-	-	9	27

(1) $30,265 in inter-company profit was eliminated in consolidation.

Segmental Data – 2007

Reportable Segments

(amounts in thousands)

	WWMUSA	Intech Electro	Changchun Chengde	Intech Precision	Total
External revenue	2,171	34	123	459	2,787
Intersegment revenue	-	1,306	-	-	1,306
Interest income	1	-	-	-	1
Interest expense	24	-	-	-	24
Depreciation under administrative expenses	4	4	1	1	10
Net profit after tax	4	41	4	36	104	(1)

Assets
Expenditures for long-lived assets	-	2	-	124	126

(1) $(18,220) in inter-company profit was eliminated in consolidation.

13.

SUBSEQUENT EVENT

On February 25, 2008, the company changed its name from Worldwide Manufacturing USA, Inc to Worldwide Energy and Manufacturing USA, Inc. to reflect the company's new focus.  Accordingly, the stock symbol changed from "WWMU" to "WEMU".

Changchun Chengde Automobile Air-Conditioner Co., Limited, the Company's wholly owned air-condition factory that makes units for small trucks will be closed in May 2008.  The revenue for Chengde was $267,000 for December 31, 2007 with no profit.  In the first quarter of 2008, the revenues were $13,626, with no net profit.

ITEM  2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLAIMER REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-Q, which are not statements of historical fact, are what are known as "forward-looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "hopes," "seeks," "anticipates," "expects," and the like, often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to our present and future operations, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. These and other factors may cause our actual results to differ materially from any forward-looking statement.  We caution you not to place undue reliance on these forward-looking statements.  Although we base these forward-looking statements on our expectations, assumptions, and projections about future events, actual events and results may differ materially, and our expectations, assumptions, and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

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

We feel that as a contract manufacturer, we are constrained in our growth for a number of reasons. Many Fortune 500 and other large companies either cannot, or choose not, to work with contract manufacturers preferring to go directly to the source that can manufacture the product and thereby avoid the additional expense of the middleman. This is particularly true for very large orders, where the added cost of the middleman can have a material impact on the customers’ bottom line. As a result, our revenues have for the most part, but not entirely, been limited to smaller scale production orders primarily (but not entirely) placed by companies that are not among the largest companies in the United States or elsewhere. Additionally, as a middleman we must share any potential gross profit with the subcontracting factory. Therefore, our customers are generally smaller, the orders they place are generally smaller and the income and profit we can generate from those orders is of necessity limited because we are not directly manufacturing the products. On the other hand, when we subcontract the actual manufacturing of our customers’ products and components, we do not need to hire factory employees, purchase materials, purchase and maintain manufacturing equipment or incur the costs of the manufacturing facilities. To some extent, these costs are built into the price charged by our subcontractors, but if we do not place orders, we do not incur those costs.

Our management has carefully considered these factors and during 2004 made the strategic decision to move our company away from our historical complete reliance on subcontractors. At the beginning of 2005 we did not own any of our own factories and used as our suppliers of materials and labor approximately 100 factories in China, mostly in Shanghai or the surrounding area. During the first quarter of 2005, we acquired the assets of Chengde, a factory that manufactures automobile air conditioning units, and in the fourth quarter of 2005, we established a die-casting and machining factory through leasing an existing facility from a former vendor and initially invested approximately $500,000 to upgrade the equipment and manufacturing buildings. In these transactions we acquired assets, the expertise of the employees, the managers of the factories, and a portion of the existing customers of those factories. In the third quarter of 2005, we also established an electronics manufacturing factory. As a result, as of March 31, 2008, we own and operate three factories that we now use for the manufacture of certain product lines that we historically had to subcontract, and we are using the services of approximately 40 subcontractors to manufacture those product lines for which we do not have our own manufacturing capabilities.  In January, 2008 we established an Energy Division that focuses on solar modules and the development of our brand.. The establishment of these factories, including asset purchases and factory upgrades, was funded primarily by loans from Jimmy and Mindy Wang, our principal stockholders and executive officers, as well as increased lines of credit. Our credit line increased to $2.25 million with Golden Gate Bank from a $650,000 line with Wells Fargo. In the future, we expect to continue to acquire or newly-establish factories that will give us the capability to manufacture those product lines our management believes are the most profitable.

With the continuing transition into direct manufacturing and the renewable energy field, we expect to continue to increase sales outside the United States, and in particular, increase the number of customers in PRC, other Asian markets and Europe. Our costs to establish and improve these factories will increase along with sales and profits.

Through the development of our product mix, which consists of foundry, machining and stamping, electronics and fiber optics products lines, our business has become more diverse. In the past, foundry and machining and stamping accounted for more than 90% of our business. This percentage has decreased since forming our own factories now representing approximately 80% of our business. The electronics product lines now account for approximately 16% of our business as compared to approximately 6% in 2005.  Fiber optics remains steady at approximately 4% of our business.

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

Results of Operations

Net sales for the three months ending March 31, 2008 were $5,404,083 compared to net sales of $2,786,799 for the same period in 2007. This increase of $2,617,284, or approximately 93.9%, was the result of an increase in orders in our energy division where we engage in the contract manufacturing of solar modules.  The company will continue to focus its efforts in the energy division where we feel that there will be continued strong demand in renewable, clean energy.

Gross profit increased by $420,700, or approximately 56.5% from $744,350 in the quarter ending March 31, 2007 to $1,165,050 for the quarter ending March 31, 2008 reflecting sales in the energy division.

Cost of goods sold for the three months ended March 31, 2007 was $4,239,033 compared to $2,042,449 for the same period in 2007.  The increase of $2,196,584 or approximately 107.5% was the result of greater revenues in the energy division.

The gross margin declined 5.1% as the company utilized more sub-contractors for production of our solar modules from 26.7% gross margin in March, 31, 2007 to approximately 21.6% for the three months ending March 31, 2008.

Net income before tax for the three months ending March 31, 2008 was $218,923 compared to a profit of $117,311 for the three months ended March 31, 2007. The increase of $101,612 or approximately 86.6% was the result of new orders for our energy division. Additionally, there was a non-cash deduction of $110,000 for stock based compensation.

General and administration expenses for the three months ended March 31, 2008, totaled $701,085 compared to $524,031 in the same quarter in 2007. The increase of $177,054 or approximately 33.8% was due to the establishment of our energy division.

LIQUIDITY

Historically, we have funded our operations and supported our growth with cash provided by our net income, loans from Jimmy and Mindy Wang, our principal stockholders and the revolving line of credit with Golden Gate Bank and previously Wells Fargo Bank.  On March 16, 2007 the Company paid off its line of credit with Wells Fargo in the amount of $602,947 and established a new credit facility with Golden Gate Bank, a division of Greater Bay Bank NA. Under the terms of a revolving line of credit agreement with Golden Gate Bank dated February 14, 2007, the Company could borrow up to $2,250,000 at 0.5% above the reported World Street Journal Prime through February 14, 2008. Funds from these borrowings may be used for any purpose.  The revolving line of credit is secured by the assets of the company and guaranteed by its officers. On March 31, 2008 the amount used on the line of credit was $1,636,660.

At March 31, 2008 there is $613,340 still available at an interest rate of 6.5%. In addition, net profits of the Company will be used to provide capital for the expansion of inventory held for the convenience of customers, and for acquiring additional equipment, if needed. The Company has never needed to sell debt or equity securities to fund our operations. However, the company plans to raise funds in the second quarter to acquire an additional factory as well as grow its energy division.

 Net cash flows provided by financing activities in March 31, 2008 was $1,489,108 compared to $233,405 for the period ending March 31, 2007, which was provided by proceeds from stockholder loans. The balance of the stockholder loan is $1,195,766 for period ending March 31, 2008 compared to $498,812 in the same period in March, 2007. Net cash used in operating activities did not change significantly from $1,059,897 in March 31, 2008 compared to $1,004,532 for the three months ending March 31, 2007.

PLAN OF OPERATION

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

In January 2008, the Company established a new energy division that will focus on the manufacturing and development of solar modules. The Company plans on continuing to expand its presences in this sector along with further development of its own brand. Additionally, the company will explore acquisitions in this sector in the near future.

The Company plans on providing additional working capital primarily to our energy division by seeking outside sources in the second quarter of 2008. Additionally, the Company plans on adding an additional factory in the power supply industry in 2008.

Moreover, the Company plans to close its air-conditioner factory, Chengde, where sales and profit have declined in the second quarter to focus on its new products.

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

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of March 31, 2008, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the period ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting

PART II.  OTHER INFORMATION

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

WORLDWIDE ENERGY AND MANUFACTURING USA, INC.

By /s/  Jimmy Wang, CEO and Director

Date:  May 20, 2008

By /s/  Jeff Watson, President

Date:  May 20, 2008

By /s/ Mindy Wang, Secretary, Treasurer and a director

Date: May 20, 2008

By /s/ John Ballard, Chief Financial Officer / Principal Accounting Officer

Date: May 20, 2008