Form 10-Q
period 2008-06-30
WORLDWIDE ENERGY & MANUFACTURING USA INC
filed 2008-08-19
CIK 1111816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

WORLDWIDE ENERGY AND MANUFACTURING USA, INC.

(Exact name of registrant as specified in its charter)

Colorado	0-31761	84-1536519
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

408 N. Canal Street South San Francisco, CA 94080
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

Smaller reporting company   o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes__   No X

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at August 10, 2008
Common Stock, no par value	3,188,473

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

(a)

The unaudited financial statements of registrant for the six months ended June 30, 2008, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,739,692	$2,111,825
Accounts receivables, net of allowances of $42,371 and $130,528, respectively	4,733,225	3,275,024
Inventories	3,795,606	2,333,148
Income tax receivable	68,918	82,131
Loan receivable	784,840	-
Advances to suppliers	224,428	260,540
Related parties payables	236,110	30,422
Prepaid and other current assets	66,904	117,621
Total current assets	11,649,723	8,210,711

Property, plant and equipment, net	601,616	545,494
Deposits paid for investment	40,680	-
Other assets	6,636	6,636
Total assets	$12,298,655	$8,762,841

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,984,415	$2,453,317
Lines of credit	523,702	1,758,584
Accrued expenses	105,828	156,524
Taxes payable	88,582	78,637
Current portion of long-term debt	-	884
Total current liabilities	2,702,527	4,447,946

Non-current liabilities
Loan payable to stockholders	414,235	498,812

Total liabilities	3,116,762	4,946,758

Stockholders’ equity
Common stock (No Par Value : 100,000,000 shares authorized;
3,132,466 and 2,047,363 shares issued and outstanding, respectively)	4,736,755	270,746
Accumulated other comprehensive income	539,665	295,225
Retained earnings	3,905,473	3,250,112
Total stockholders’ equity	9,181,893	3,816,083

Total liabilities and stockholders’ equity	$12,298,655	$8,762,841

See accompanying notes to condensed consolidated financial statements.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

(UNAUDITED)

	For The Six Months Ended		For The Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue
Regular sales, net of returns of $0 in 2008 and $0 in 2007	$12,245,410	$5,233,563	$6,854,953	$2,570,041

Cost of goods sold	9,755,254	3,561,120	5,519,194	1,633,994

Gross profit	2,490,156	1,672,443	1,335,759	936,047

Operating Expenses
Other selling, general and administrative expenses	1,476,518	1,198,835	777,345	677,465
Stock based compensation expense	110,000	-	-	-
Management and professional fees paid to stockholders-(Note 10)	153,000	108,000	72,680	76,500
Depreciation	7,834	15,361	3,862	7,106

Total operating expenses	1,747,352	1,322,196	853,887	761,071

Net operating income	742,804	350,247	481,872	174,976

Other Income (expenses)
Interest income	3,950	1,388	2,812	696
Interest expenses	(73,088)	(29,881)	(38,703)	(6,141)
Interest expense paid to stockholders (Note 10)	(17,446)	(12,250)	-	(12,250)
Other income	-	124,677	-	124,677
Exchange loss	(693)	(95,366)	(691)	(55,824)

Total other income (expenses)	(87,277)	(11,432)	(36,582)	51,158

Income from continuing operations before income taxes	655,527	338,815	445,290	226,134
Income taxes benefit/ (expense)	(8,298)	(15,723)	(19,702)	(2,985)

Income from continuing operations	647,229	323,092	425,588	223,149
Income from discontinued operations, net of tax	8,132	4,066	(553)	(5)
Net income	655,361	327,158	425,035	223,144

Other comprehensive income
Foreign currency translation	244,440	32,945	146,017	49,241
Comprehensive income	899,801	360,103	$571,052	$272,385

Earnings per share
Continuing operations	0.29	0.16	$0.20	$0.11
Discontinued operations	0.00	0.00	0.00	0.00

Weighted average shares outstanding	2,202,490	2,033,083	2,158,525	2,033,083

See accompanying notes to the condensed consolidated financial statements.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Six Months Ended
	June 30
	2008	2007
Cash flows from operating activities
Net income	$655,361	$327,158
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	63,407	43,675
Allowance for bad debts	(20,000)	-
Stock based compensation expense	110,000	-
Stock issued for service	-	32,500
Changes in operating assets and liabilities:
Accounts receivable	(1,342,927)	(301,589)
Inventories	(1,428,840)	(420,005)
Income tax receivable	15,769	(18,451)
Loan receivable-affiliate	-	(17,962)
Advances to suppliers	69,565	(500,673)
Prepaid and other current assets	(101,209)	20,766
Accounts payable	(475,019)	(379,328)
Accrued expense	(48,783)	37,065
Income tax payable	6,221	-
Receipt in advance	(7,328)	-

Net cash used in operating activities	(2,503,783)	(1,176,844)

Cash flows from investing activities
Loan to related parties	(816,704)	-
Capital expenditure	(173,142)	(105,637)
Deposits paid for investment in subsidiaries	(40,680)	-

Net cash used in investing activities	(1,030,526)	(105,637)

Cash flows from financing activities
Proceeds from issuance of common stock	4,356,009	-
Proceeds / repayment of stockholders loan	(84,577)	438,126
Principal payments on long term debt	(884)	-
Proceeds / repayment from lines of credit	(1,234,882)	311,113
Proceeds from long term note	-	-

Net cash flows provided by financing activities:	3,035,666	749,239

Effect of exchange rate changes on cash	126,509	32,945

Net increase (decrease) in cash	(372,134)	(500,297)

Cash- beginning of period	2,111,825	1,439,801

Cash- end of period	$1,739,691	$939,504

Supplemental disclosure of non cash investing and financing activities:
Stock based compensation expense	$110,000	$-
Interest paid in cash	$51,887	$42,129
Income taxed paid in cash	$35,758	$41,392

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

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

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

Inventories

Inventories consist of finished goods of manufactured products.  Cost is stated at the lower of cost or market on a first-in, first-out (FIFO) basis.  The Company has not recorded an allowance for slow-moving or obsolete inventory.  Obsolete inventory at June 30, 2008 and December 31, 2007 was minimal.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

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

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

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

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

Unless otherwise indicated, the fair value of all reported assets and liabilities, which represent financial instruments (none of which are held for trading purposes), approximate the carrying values of such instruments.  At June 30, 2008 and 2007, accounts receivable in the amounts of $1,809,735 and $805,289 respectively, were pledged as collateral in connection with bank loans.

Compensated Absences

Employees of the Company are entitled to be compensated for absences depending on job classification, length of service, and other factors.  At June 30, 2008 and 2007, the minimal amounts unused by employees could not be estimated, and accordingly, no provision is recorded.

Concentrations, Risks, and Uncertainties

The Company did not have concentration of business with suppliers constituting greater than 8.5% of the Company’s gross sales during 2008 while the company’s one largest supplier comprised 32% of its manufacturing cost during 2007.

The Company’s customers in the aerospace, telecommunications, automotive, and electronics industries comprised the majority of its sales in 2007.  These four industries counted for 60% of the Company’s sales in 2007.  For the six months ended June 30, 2008, 47% of the company's business was in the renewable energy industry.

As part of the production process, the Company may be required by its suppliers to advance funds under short-term agreements for tooling and other pre-production costs.  The loans are generally unsecured and may carry interest at the prevailing market rate for short-term instruments.  Such tooling is in most cases owned by the suppliers, and is a value primarily for the specific needs of the Company’s customers.  The Company in turn requires its customers to provide a non-refundable down payment to cover such startup costs.  In the event that a supplier is unable to fulfill its production agreements with the Company, management believes that other suppliers can be found for the Company’s products.  However, a change in suppliers would cause a delay in the production process, and could result in loss of tooling deposits and other supplier advances, which could negatively affect the Company’s operating results.  At June 30, 2008 and 2007, the balance of advances owed to the Company is $224,428 and $260,540, respectively.

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

(UNAUDITED)

2.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

For the Six Months Ended	June 30, 2008	June 30, 2007
Weighted average number of common shares used	2,202,490	2,033,083

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

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162"). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. FAS 162 is not expected to have an impact on the financial statements.

Recent Accounting Pronouncements (Continued)

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Application of this FSP is not expected to have a significant impact on the financial statements or (This FSP is not currently applicable to the Company).

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this FSP is not expected to have an effect on the Company's financial reporting.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP 14-1"). FSP 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP 14-1 is not currently applicable to the Company since the Company does not have convertible debt.

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

Year ended December 31
2008	$91,777
2009	203,298
2010	154,195
2011	131,660
2012	135,610

Total minimum future rental payment	$716,540

Total rent and lease expense was $12,917 and $79,618 as of June 30, 2008 and 2007, respectively.

4.

ACCOUNTS RECEIVABLE

Accounts receivable by major categories are summarized as follows:

June 30, 2008

Accounts Receivable – pledged to banks	$1,809,735
Accounts Receivable – others	2,969,031
4,778,766
Less: allowances for doubtful accounts	45,541
Total	$4,733,225

Under the terms of a revolving line of credit agreement with Golden Gate Bank indicated in note 7, the revolving line of credit is secured by 70% of accounts receivable and all business assets of the company and guaranteed by its officers.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.

ACCOUNTS RECEIVABLE (CONTINUED)

Concentrations in Accounts Receivable - At June 30, 2008, one customer accounted for more than 10% of the Company’s accounts receivable, with total amounts of $2,539,464, representing 62% of total accounts receivable in aggregate. At June 30, 2007, two customers accounted for more than 10% of the Company’s accounts receivable, with total amounts of $603,707, representing 23% of total accounts receivable in aggregate

5.

INVENTORIES

Inventories by major categories are summarized as follows:

June 30, 2008

Raw materials	$175,522
Work in progress	154,001
Finished goods	1,820,065
Finished goods – pledged to the bank (refer to note 7)	1,646,018
3,795,606
Less: allowances for slowing moving items	-
Total	$3,795,606

6.

PROPERTY AND EQUIPMENT

Property and equipment, which is located in the USA and PRC, consisted of the following at June 30, 2008:

June 30, 2008
Vehicles	$174,663
Furniture & fixtures	83,918
Equipment	811,919
Software	35,461

1,105,961
Less: accumulated depreciation	(504,345)

Total	$601,616

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.

SHORT TERM LOAN

As of June 30, 2008, the Company has the following line of credit:

Banker	Loan period	Interest rate	Secured by	June 30, 2008

Bank of the West	5/20/2008-5/20/2009	Wall Street journal prime	70% Accounts receivable + 50% inventory	$523,702

On May 20, 2008 the Company paid off its line of credit with Wells Fargo in the amount of $960,000 and established a new credit facility with Bank of the West. Under the terms of a revolving line of credit agreement with Bank of the West dated May 20, 2008, the Company could borrow up to $3,025,000 at a rate of 5% this rate is subject to change.  Funds from these borrowings may be used for any purpose

The revolving line of credit is secured by the assets of the company and guaranteed by its officers. On August 01, 2008 the amount used on the line of credit was $1,109,118. At August 01, 2008 there is $1,915,882 is still available at an interest rate of 5.0%.

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

On June 23, 2008, the Company received subscriptions for the sale of an aggregate of $4,747,970.50 or 1,055,103 shares of common stock and the Company received the net amount of $4,356,009 after the deduction of the offering expenses of $391,961.50. Concurrently with the issuance of the Shares, the Company also issued an aggregate of 685,817 Series A Warrants of the Company (the “Series A Warrants”) and an aggregate of 369,286 Series B Warrants of the Company (the “Series B Warrants”). The Series A Warrants are exercisable for a period of 24 months from closing at an exercise price of $7.00 per share. The Series B Warrants are exercisable for a period of 36 months from the closing at an exercise price of $9.00 per share. The Series A and Series B Warrants provide the investors with full ratchet anti-dilution protection with relation to the exercise price of the warrant for a period of 18 months from the closing. The Series A and Series B Warrants may not be exercised if, after such exercise, such holder would beneficially own, as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder, more than 9.99% of the number of shares of common stock then issued and outstanding.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

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

10.

RELATED PARTY TRANSACTIONS

The Company paid wages in the amount of $153,000 and $108,000 to certain stockholders, who are also members of the Board of Directors, as of June 30, 2008 and 2007 respectively.

Jimmy and Mindy Wang, who are principal stockholders, executive officers and members of the Board of Directors of the Company, have advanced funds to the Company for working capital purposes.  At June 30, 2008, the Company owed Jimmy and Mindy Wang $414,235.  The advances are interest bearing at 8% per annum, with a default interest rate of 10%. All unpaid amounts on this note are due in full on January 1, 2010.  The Company paid cash in the amount of $27,284 for interest expense to Mr. and Mrs. Wang for the six months ended June 30, 2008.

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

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.

OPERATING RISK (CONTINUED)

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

Segmental Data – 2008

Reportable Segments

(amounts in thousands)

	WWMUSA	Intech Electro	Intech Precision	Shutai Precision	Discontinued Operations	Total
External revenue	9,916	137	2,176	(830)	-	12,245
Intersegment revenue	-	2,651	-	-	-	2,651
Interest income	1	-	3	-	-	4
Interest expense	(40)	(27)	(1)	(5)	-	(73)
Depreciation	(8)	(35)	(16)	(4)		(63)
Net profit after tax	306	149	198	(6)	8	655	(1)

Expenditures for long-lived assets	12	111	-	50		173

(1) $(26,521) in inter-company profit was eliminated in consolidation.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.

SEGMENT INFORMATION (CONTINUED)

Segmental Data – 2007

Reportable Segments

(amounts in thousands)

	WWMUSA	Intech Electro	Intech Precision	Discontinued Operations	Total
External revenue	4,244	78	911		5,233
Intersegment revenue	-	1,306	-		1,306
Interest income	1	-			1
Interest expense	(30)	-	-		(30)
Depreciation under administrative expenses	(7)	(7)	(2)		(43)
Net profit after tax	(66)	187	98	4	223	(1)

Expenditures for long-lived assets	-	3	102		105

(1) $(16,555) in inter-company profit was eliminated in consolidation.

13.

DISCONTINUED OPERATION

Changchun Chengde Automobile Air-Conditioner Co., Limited, the Company's wholly owned air-condition factory that makes units for small trucks, ceased its business in May 2008.  The results of operations are recorded under the discontinued operations amounting $8,132 and $4,066 for the six months ended June 30, 2008 and 2007 respectively.

14.

SUBSEQUENT EVENT

On July 23, 2008, the company complete financing of $252,029  whereby the company issued 56,006 shares of  restricted Common Stock, no par value (the “Common Stock”), and warrants (the “Warrants”) to purchase shares of the Company’s Common Stock, (36,404 warrants are exercisable at $7.00 per share and 19,602 warrants are exercisable $9.00 per shares).

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

Our management has carefully considered these factors and during 2004 made the strategic decision to move our company away from our historical complete reliance on subcontractors. At the beginning of 2005 we did not own any of our own factories and used as our suppliers of materials and labor approximately 100 factories in China, mostly in Shanghai or the surrounding area. During the first quarter of 2005, we acquired the assets of Chengde, a factory that manufactures automobile air conditioning units, and in the fourth quarter of 2005, we established a die-casting and machining factory through leasing an existing facility from a former vendor and initially invested approximately $500,000 to upgrade the equipment and manufacturing buildings. In these transactions we acquired assets, the expertise of the employees, the managers of the factories, and a portion of the existing customers of those factories. In the third quarter of 2005, we also established an electronics manufacturing factory. As a result, as of March 31, 2008, we own and operate three factories that we now use for the manufacture of certain product lines that we historically had to subcontract, and we are using the services of approximately 40 subcontractors to manufacture those product lines for which we do not have our own manufacturing capabilities.  In January, 2008 we established an Energy Division that focuses on solar modules and the development of our brand.. The establishment of these factories, including asset purchases and factory upgrades, was funded primarily by loans from Jimmy and Mindy Wang, our principal stockholders and executive officers, as well as increased lines of credit. Our credit line increased to $3,025,000 with Bank of the West from a $2,250,000 line with Wells Fargo. In the future, we expect to continue to acquire or newly-establish factories that will give us the capability to manufacture those product lines our management believes are the most profitable.

With the continuing transition into direct manufacturing and the renewable energy field, we expect to continue to increase sales outside the United States, and in particular, increase the number of customers in PRC, other Asian markets and Europe. Our costs to establish and improve these factories will increase along with sales and profits.

Through the development of our product mix, which consists of solar modules, foundry, machining and stamping, electronics and fiber optics products lines, our business has become more diverse. In the past, foundry and machining and stamping accounted for more than 90% of our business. This percentage has decreased since forming our own factories along with our new energy division representing approximately 30% of our business. The electronics product lines now account for approximately 16% of our business as compared to approximately 6% in 2005.  Solar module now represents 47% of our business and we expect this percentage to continue to increase in the foreseeable future.

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

Results of Operations

Net sales for the three months ending June 30, 2008 were $6,854,953 compared to net sales of $2,570,041 for the same period in 2007. This increase of $4,284,912, or approximately 166.7%, was the result of an increase in orders in our energy division of approximately $3,284,770 for solar modules and an increase in our die cast factory of approximately $300,000 which was the result of obtaining an order from Shanghai GM on March 24, 2008. The shipping volume of this order from Shanghai GM is valued at $183,357 per month or $2.2 million annually. Shanghai GM is one of the largest vehicle manufacturers in China and GM is the seventh Fortune 500 customer obtained by Worldwide Energy.  This order is for the production of a number of General Motors’ automobile parts on a monthly basis, including 20,000 sets of base brackets; 20,000 sets of offset bushes; 50,000 sets of water pumps; and 20,000 sets of oil pumps.

Additionally, revenues increased in the quarter due to greater sales for the company's electronic factory where demand for electronic components continues to increase.

Net sales for the six month period ending June 30, 2008 was $12,245,410 compared to sales of $5,233,563 in six month period ending June 30, 2007.  The increase of $7,011,847 or approximately 134% was the result of an increase in orders in our energy division of approximately $5,790,747 for solar modules which represent approximately 47% of the company's gross sales in the six month period ending June 30, 2008. Additionally, the company obtained an order for its die cast factory from Shanghai GM on March 24, 2008 where revenues are approximately $183,357 per month. For the six month period the Shanghai GM order has generated $1,265,000 in sales. The company will continue to focus its efforts in the energy division where we feel that there will be continued strong demand in renewable, clean energy. Additionally, the company plans to expand its electronic division to include power supply units for industrial and commercial uses

Gross profit increased by $399,712, or approximately 42.7% from $936,047 in the quarter ending June 30, 2007 to $1,335,759 for the three months ending June 30, 2008, reflecting  solar module sales in the energy division and the order from Shanghai GM.  For the six months ending June 30, 2008 gross profit was $2,490,156 compared to gross profit of $1,672,443 in the same period in 2007. This represents an increase of $817,713 or approximately 48.9% due to our energy division and our Shanghai GM order.

Cost of goods sold for the three months ended June 30, 2008 was $5,519,194 compared to $1,633,994 for the same period in 2007.  The increase of $3,885,200 or approximately 237.7% was the result of greater revenues in the energy division and our die cast factory. Cost of goods sold for the six months ended June 30, 2008 was $9,755,254 compared to $3,561,120 for the same period in 2007.  The increase of $6,194,134 or approximately 173.9% was the result of greater revenues in the energy division and the new order by Shanghai GM for our die cast factory.

The gross margin was 19.5% for the three months ending June 30, 2008 compared to 36.4% in the same period in 2007. The declined of 16.9% in gross margin was the result of the company utilizing more sub-contractors for production of our solar modules.  The gross margin was 20.3% for the six months ending June 30, 2008 compared to 31.9% in the same period in 2007.  The declined of 11.6% in gross margin was the result of the company utilizing more sub-contractors for production of our solar modules. It is expected that gross margins will continue to improve as the company continues its transition of becoming a direct manufacturer for its products.

Net income before tax for the three months ending June 30, 2008 was $445,290 compared to a profit of $226,134 for the three months ended June 30, 2007. The increase of $219,156 or approximately 96.9% was the result of new orders for our energy division and die cast factory as described above.  For the six month period net income was $655,527 compared to net income of $338,815 in the same period in 2007. The increase of $316,712 or approximately 100.3% was the result of the new orders in solar and die cast business segments. Additionally, there was a non-cash deduction of $110,000 for stock based compensation in 2008 compared to no stock compensation in the periods of 2007.

General and administration expenses for the three months ended June 30, 2008, totaled $777,345 compared to $677,465 in the same quarter in 2007. The increase of $99,880 or approximately 14.7% was due to the establishment of our energy division. For the six month period ending June 30, 2008 general and administration expenses was $1,476,518 compared to $1,198,835 in the same period in 2007. This increase of $277,683 or approximately 23.2% reflects the establishment of our energy division.

LIQUIDITY

Historically, we have funded our operations and supported our growth with cash provided by our net income, loans from Jimmy and Mindy Wang, our principal stockholders and the revolving line of credit with Golden Gate Bank and previously Wells Fargo Bank.  On May 20, 2008 the Company paid off its line of credit with Wells Fargo in the amount of $960,000 and established a new credit facility with Bank of the West. Under the terms of a revolving line of credit agreement with Bank of the West dated May 20, 2008, the Company could borrow up to $3,025,000 at a rate of 5% this rate is subject to change based on the prime rate.  The revolving line of credit is secured by the assets of the company and guaranteed by its officers. On August 01, 2008 the amount used on the line of credit was $1,109,118.

At August 01, 2008 there is $1,915,882 is still available at an interest rate of 5.0%. In addition, net profits of the Company will be used to provide capital for the expansion of inventory held for the convenience of customers, and for acquiring additional equipment, if needed. The Company has raise approximately, $4,747,970 on June 23, 2008 and an additional $252,027 on July 24, 2008 for a total of approximately 5 million dollars which the company nettled after offering expenses $4,586,916 The company issued 1,111,109 restricted common shares along with warrants to purchase an additional 1,111,109 warrants with 722,221 having an excise price of $7.00 and 388,888 of those warrants having an excise price of $9.00. These funds were used to expand our energy division and to provide additional working capital to expand and develop the company's business segments.

 Net cash flows provided by financing activities for the six month period ending June 30, 2008 was $3,035,666 compared to $749,239   which reflect the company raising capital through equity with net proceeds in the amount of $4,356,009. On June 23, 2008 the company issued 1,055,103 restricted common shares to certain accredited investors along with warrants to purchase 1,055,103 common shares of which 685,817 have an excise price of $7.00 and 369,286 of those warrants have an excise price of $9.00 that expire in June 23, 2011. Net cash used in operating activities was $2,503,783 compared in net cash used in operating activity of $1,176,844 as accounts receivable and inventories increase due to new order in our solar division. The effect of exchange rates was 126,509 compared to $32,945 in the six month period of June 30, 2007 as the RMB continues to appreciate against the dollars. Net cash used in investing activities was $1,030,526 for the six month period ending June 30, 2008 compared to $105,637 for net cash used in investing activities. The increase reflects further expansion of the company. The balance of the stockholder loan was $413,352 for period ending June 30, 2008 compared to $959,264 in the same period in June 30, 2007.

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

The Company raised $4,747,970 in the second quarter and an additional $252,027 on July 24, 2008 in order to expand its solar division. These funds were obtained from institutions and accredited investors. Additionally, the Company plans on adding an additional factory in the power supply industry in 2008.

Moreover, the Company has closed its air-conditioner factory, Chengde, where sales and profit have declined in the previous periods in order to focus on its new products.

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

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of June 30, 2008, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting

PART II.  OTHER INFORMATION

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

WORLDWIDE ENERGY AND MANUFACTURING USA, INC.

By: /S/ JIMMY WANG

 Jimmy Wang, CEO and Director

Date:  August 19, 2008

By: /S/ JEFF WATSON

 Jeff Watson, President

Date:  August 19, 2008

By: /S/ MINDY WANG

Mindy Wang, Secretary, Treasurer and a director

Date: August 19, 2008

By: /S/ JOHN BALLARD

John Ballard, Chief Financial Officer / Principal Accounting Officer

Date: August 19, 2008