Form 10-Q
period 2008-09-30
WORLDWIDE ENERGY & MANUFACTURING USA INC
filed 2008-11-19
CIK 1111816

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large Accelerated Filer                                                                         Accelerated Filer   
Non-Accelerated Filer    (Do not check if a smaller reporting company)
Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes__   No X

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at November 10, 2008
Common Stock, no par value	3,184,473

-  -

PART 1 - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

(a)
The unaudited financial statements of registrant for the nine months ended September 30, 2008, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

-  -

-  -

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$4,462,744	$2,111,825
Accounts receivables, net of allowances of $45,977	5,895,061	3,275,024
Inventories	3,809,341	2,333,148
Income tax receivable	87,732	82,131
Advances to suppliers	299,756	260,540
Related parties receivable	255,781	30,422
Prepaid and other current assets	419,956	117,621
Total current assets	15,230,371	8,210,711

Property, plant and equipment, net	1,193,805	545,494
Deposits paid for investment	777,068	-
Other assets	19,074	6,636
Total assets	$17,220,318	$8,762,841

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,063,532	$2,453,317
Lines of credit	1,960,000	1,758,584
Accrued expenses	284,638	156,524
Tax payable	97,493	78,637
Current portion of long-term debt	884	884
Total current liabilities	6,406,547	4,447,946

Non-current liabilities
Loan payable to stockholders	60,025	498,812
Long term bank loan	965,368	-
Total non-current liabilities	1,025,393	498,812
Total liabilities	7,431,940	4,946,758

Stockholders’ equity
Common stock (No Par Value : 100,000,000 shares authorized; 3,184,473 shares issued and outstanding)	4,944,240	270,746
Accumulated other comprehensive income	398,060	295,225
Retained earnings	4,446,078	3,250,112
Total stockholders’ equity	9,788,378	3,816,083

Total liabilities and stockholders’ equity	$17,220,318	$8,762,841

See accompanying notes to condensed consolidated financial statements.

-  -

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

	For The Nine Months Ended		For The Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue
Regular sales, net of returns	$31,348,064	$8,192,491	$19,102,654	$2,958,928
Cost of goods sold	27,493,975	5,549,484	17,738,721	1,988,364
Gross profit	3,854,089	2,643,007	1,363,933	970,564

Operating Expenses
Other selling, general and administrative expenses	2,227,502	1,867,252	750,983	668,417
Stock based compensation expenses/(pay back)	95,000	-	(15,000)	-
Management and professional fees paid tostockholders-(Note 10)	225,680	184,500	72,680	76,500
Depreciation	10,713	23,920	2,879	8,559
Total operating expenses	2,558,895	2,075,672	811,542	753,476
Net operating income	1,295,194	567,335	552,391	217,088

Other Income (expenses)
Interest income	12,217	3,190	8,267	1,802
Interest expenses	(74,375)	(48,647)	(1,287)	(18,766)
Interest expense paid to shareholders (Note 10)	(27,284)	(24,500)	(9,838)	(12,250)
Other income	5,704	124,674	5,704	(3)
Exchange loss	(691)	(142,777)	-	(47,411)
Total other income (expenses)	(84,429)	(88,060)	2,846	(76,628)

Income from continuing operations before income taxes	1,210,765	479,275	555,237	140,460
Income taxes expense	(16,813)	(26,517)	(8,514)	(10,794)
Income from continuing operations	1,193,952	452,758	546,723	129,666

Income/ (Loss) from discontinuing operations, net of tax	2,017	1,155	(6,115)	(2,911)
Net income	1,195,969	453,913	540,608	126,755

Other comprehensive income
Foreign currency translation	102,835	85,768	146,017	52,823
Comprehensive income	$1,298,804	$539,681	$686,625	$179,578
Earnings per share
Continuing operations	$0.48	$0.22	$0.17	$0.06
Discontinuing operations	$0.00	$0.00	$(0.00)	$(0.00)
Weighted average shares outstanding	2,471,384	2,037,363	3,170,906	2,033,180

See accompanying notes to the condensed consolidated financial statements.

-  -

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities
Net income	$1,195,967	$453,913
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	74,646	69,933
Allowance for bad debts	(20,000)	-
Stock issued for services	95,000	57,500
Changes in operating assets and liabilities:
Accounts receivable	(2,496,611)	(297,101)
Inventories	(1,433,804)	(1,135,565)
Income tax receivable	(2,375)	6,401
Advances to suppliers	(4,847)	(510,099)
Prepaid and other current assets	(277,531)	(40,674)
Accounts payable	1,308,977	(243,632)
Accrued expense	105,196	(58,965)
Income tax payable	14,105	-
Net cash provided by (used in) operating activities	(1,441,277)	(1,698,289)

Cash flows from investing activities
Loan to related parties	(207,130)	-
Capital expenditure	(648,887)	(140,990)
Deposits paid for investment in subsidiaries	(772,692)	-
Net cash used in investing activities	(1,628,709)	(140,990)

Cash flows from financing activities
Proceeds from issuance of common stock	4,578,494	-
Proceeds / repayment of shareholders loan	(438,788)	737,839
Proceeds / repayment from lines of credit	1,166,786	501,997
Net cash flows provided by financing activities:	5,306,492	1,239,836

Effect of exchange rate changes in cash	114,413	85,768

Net increase (decrease) in cash	2,350,919	(513,675)

Cash- beginning of year	2,111,825	1,439,801

Cash- end of year	$4,462,744	$926,126

Supplemental disclosure of non cash investing and financing activities:
Stock based compensation expenses	$95,000	$41,684
Interest paid in cash	$101,659	$73,145
Income taxed paid in cash	$35,758	$41,684

See accompanying notes to the condensed consolidated financial statements

-  -

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Description of Business

Worldwide Energy and Manufacturing USA, Inc. (Worldwide, the Company) is a manufacturing engineering firm and international contract manufacturer, using factories in China.   Additionally, Worldwide provides services to several companies in the United States and European markets, primarily in the solar module, aerospace, automotive, and electronics industries.  Worldwide employs thirty-three (33) staff engineers through its wholly owned subsidiary, Shanghai Intech Electro-Mechanical Products Co., Ltd. (Intech).  Intech provides technical advisory, design, delivery, material procurement, and manufacturing quality control services.  Worldwide uses its engineers to write the production and inspection procedures, manages the production process, and conducts quality control audits as well as in-progress and final inspections of the customers’ products.

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

-  -

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     On  October 14, 2008, Worldwide Energy and Manufacturing USA, Inc. (“Worldwide” or the “Company”) completed the acquisition of 55% of Shanghai De Hong Electric and  Electronic Company  Limited ("De Hong") through acquiring 55% of the  outstanding capital stock of De Hong, a China corporation, through  Worldwide's wholly-owned subsidiary Intech Electro- Mechanical Products Co.,Ltd., a China corporation (“Intech”). The terms of Agreement dated February 3, 2008 was that Intech paid cash consideration of approximately 1 million dollars for 55% interest in DeHong in two installments with the first installment of $714,286.00 being paid within three months of receiving the business license which occurred on October 10, 2008 and  the second installment of $285,714 being paid  no later than December 15, 2008.  The Company funded the acquisition with some of the proceeds from its $4,747,970 unregistered sales of Equity Securities on June 23, 2008 or 1,055,103 shares of common stock.

    Shanghai De Hong Electric and   Electronic Company is the holding company for the operating subsidiary Shanghai Detron Electronic Co. ("Detron").  Through this operating subsidiary, Detron is a power supply factory in Shanghai, China with designing and R & D capabilities. Detron revenues were about $4.1 million for the twelve months ended December 31, 2007 and about $3.6 million for the nine month period ending September 30, 2008. Current management of Detron will remain in place, although changes will be made in management of  Shanghai De Hong Electric and  Electronic Company  where Intech and Shanghai Jingde Electric and Electronics Company limited will have  55% and 45 % control, respectively.

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

-  -

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Inventories

Inventories consist of finished goods of manufactured products.  Cost is stated at the lower of cost or market on a first-in, first-out (FIFO) basis.  The Company has not recorded an allowance for slow-moving or obsolete inventory.  Obsolete inventory at September 30, 2008 and December 31, 2007 was minimal.

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

-  -

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.           SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.

-  -

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.           SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Fair Value of Financial Instruments

Unless otherwise indicated, the fair value of all reported assets and liabilities, which represent financial instruments (none of which are held for trading purposes), approximate the carrying values of such instruments.  At September 30, 2008 and 2007, accounts receivable in the amounts of $2,047,757 and $1,326,487 respectively, were pledged as collateral in connection with bank loans.

Compensated Absences

Employees of the Company are entitled to be compensated for absences depending on job classification, length of service, and other factors.  At September 30, 2008 and 2007, the minimal amounts unused by employees could not be estimated, and accordingly, no provision is recorded.

Concentrations, Risks, and Uncertainties

The Company did not have concentration of business with suppliers constituting greater than 8.5% of the Company’s gross sales during 2008 while the company’s one largest supplier comprised 32% of its manufacturing cost during 2007.

The Company’s customers in the aerospace, telecommunications, automotive, and electronics industries comprised the majority of its sales in 2007.  These four industries counted for 60% of the Company’s sales in 2007.  For the nine months ended September 30, 2008, 68.8% of the company's business was in the renewable energy industry.

-  -

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.           SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As part of the production process, the Company may be required by its suppliers to advance funds under short-term agreements for tooling and other pre-production costs.  The loans are generally unsecured and may carry interest at the prevailing market rate for short-term instruments.  Such tooling is in most cases owned by the suppliers, and is a value primarily for the specific needs of the Company’s customers.  The Company in turn requires its customers to provide a non-refundable down payment to cover such startup costs.  In the event that a supplier is unable to fulfill its production agreements with the Company, management believes that other suppliers can be found for the Company’s products.  However, a change in suppliers would cause a delay in the production process, and could result in loss of tooling deposits and other supplier advances, which could negatively affect the Company’s operating results.  At September 30, 2008 and 2007, the balance of advances owed to the Company is $299,756 and $733,874, respectively.

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

For the Nine Months Ended	September 30, 2008	September 30, 2007
Weighted average number of common shares used	2,471,384	2,037,363

-  -

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.           SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

-  -

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.           SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60 (SFAS 163). This statement clarifies accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. SFAS 163 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2008. Because the Company does not issue financial guarantee insurance contracts, the Company does not expect the adoption of this standard to have an effect on our financial position or results of operations.

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

Year ended December 31
2008	$45,888
2009	203,298
2010	154,195
2011	131,660
2012	135,610

Total minimum future rental payment	$670,651

Total rent and lease expense was $45,889 and $128,691 as of September 30, 2008 and 2007, respectively.

-  -

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.           ACCOUNTS RECEIVABLE

Accounts receivable by major categories are summarized as follows:

September 30, 2008

Accounts Receivable – pledged to banks	$2,047,757
Accounts Receivable – others	3,893,281
5,941,038
Less: allowances for doubtful accounts	45,977
Total	$5,895,061

Under the terms of a revolving line of credit agreement with Bank of the West indicated in note 7, the revolving line of credit is secured by 70% of accounts receivable and all business assets of the company and guaranteed by its officers.

Concentrations in Accounts Receivable - At September 30, 2008, three customers accounted for more than 10% of the Company’s accounts receivable, with total amounts of $2,830,204, representing 48% of total accounts receivable in aggregate. At September 30, 2007, one customer accounted for more than 10% of the Company’s accounts receivable, with total amounts of $338,166, representing 13% of total accounts receivable in aggregate

5.	INVENTORIES

Inventories by major categories are summarized as follows:

September 30, 2008

Raw materials	$381,993
Work in progress	166,299
Finished goods	2,383,438
Finished goods – pledged to the bank (refer to note 7)	877,611
3,809,341
Less: allowances for slowing moving items	-
Total	$3,809,341

-  -

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	PROPERTY AND EQUIPMENT

Property and equipment, which is located in the USA and PRC, consisted of the following at September 30, 2008:

September 30, 2008
Vehicles	$195,844
Furniture & fixtures	95,627
Equipment	1,455,821
Software	28,160

1,775,452
Less: accumulated depreciation	(581,647)

Total	$1,193,805

7.           BANK LOAN

As of September 30, 2008, the Company has the following line of credit:

Banker	Amount of the credit line	Loan period	Interest rate	Secured by	Balance as at September 30, 2008

Bank of the West	$$2,000,0000	5/20/2008 -5/20/2009	WallStreet journal prime + 0.5%	70% Accounts receivable + 50% inventory	$1,960,000
Bank of the West	$$1,025,000	5/20/2008 -6/1/2011	WallStreet journal prime + 0.5%	70% Accounts receivable + 50% inventory	$965,369

Total loans					$2,925,369
Less : long term portion					(965,369)
					$1,960,000

For maturities of long-term loans are as follows as of September 30, 2008

May 20, 2009	$1,960,000
June 1, 2011	965,369
$2,925,369

On May 20, 2008 the Company paid off its line of credit with Well Fargo in the amount of $960,000 and established a new credit facility with Bank of the West. Under the terms of the revolving line of credit agreement with Bank of the West dated May 20, 2008, the Company could borrow up to $3,025,000 at a rate of 5% this rate is subject to change based on the prime rate for both credit lines. The revolving line of credit is secured by the assets of the Company and guaranteed by its officers.

-  -

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.           BANK LOAN (CONTINUED)

The Company can borrow up to $2,000,000 and $1,025,000 within two credit lines. The maturity date of these two credit lines is May 20, 2009 and June 1, 2011 respectively. The balance outstanding as of October 31, 2008 is $700,000 and $1,300,000 is still available for use on the line of credit. Additionally, the second line of credit has a balance of $966,666 as of October 31, 2008 with $58,334 still available for use of equipment and facility purchases.

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

On July 24, 2008, the Company received subscriptions for the sale of an aggregate of $252,027 or 56,007 shares of common stock (the “Shares”). Concurrently with the issuance of the Shares, the Company also issued an aggregate of 36,404 Series A Warrants of the Company (the “Series A Warrants”) and an aggregate of 19,602 Series B Warrants of the Company (the “Series B Warrants”). The Series A Warrants are exercisable for a period of 24 months from closing at an exercise price of $7.00 per share.  The Series B Warrants are exercisable for a period of 36 months from the closing at an exercise price of $9.00 per share.  The Series A and Series B Warrants provide the investors with full ratchet anti-dilution protection with relation to the exercise price of the warrant for a period of 18 months from the closing. The Series A and Series B Warrants may not be exercised if, after such exercise,  such holder would beneficially own, as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder, more than 9.99% of the number of shares of common stock then issued and outstanding.

The total number of common stock outstanding as of September 30, 2008 was 3,184,473.

-  -

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

10.           RELATED PARTY TRANSACTIONS

The Company paid wages in the amount of $229,500 and $184,500 to certain stockholders, who are also members of the Board of Directors, as of September 30, 2008 and 2007 respectively.

Jimmy and Mindy Wang, who are principal stockholders, executive officers and members of the Board of Directors of the Company, have advanced funds to the Company for working capital purposes.  At September 30, 2008, the Company owed $60,024 to Jimmy and Mindy Wang.  The advances are interest bearing at 8% per annum, with a default interest rate of 10%. All unpaid amounts on this note are due in full on January 1, 2010.  The Company paid cash in the amount of $27,284 for interest expense to Mr. and Mrs. Wang for the nine months ended September 30, 2008.

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

-  -

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.           OPERATING RISK (continued)

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

Segmental Data – 2008
Reportable Segments
(amounts in thousands)
	WWMUSA Manufacturing	WWMUSA Solar	Intech Electro	Intech Precision	Shutai Precision	Discontinued Operations	Total
External revenue	6,451	21,566	285	2,973	73	-	31,348
Intersegment revenue	-	-	4,222	-	-	-	4,222
Interest income	2	-	6	3	1	-	12
Interest expense	(67)	-	(27)	(1)	(6)	-	(101)
Depreciation	(11)	-	(40)	(20)	(4)	-	(75)
Net (loss) profit after tax	(273)	873	370	256	(32)	2	1,196	(1)

Expenditures for long-lived assets	12	-	183	1	453	-	649

(1) $(4,098) in inter-company profit was eliminated in consolidation.

-  -

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segmental Data – 2007
Reportable Segments
(amounts in thousands)
	WWMUSA	Intech Electro	Intech Precision	Shutai Precision	Discontinued Operations	Total
External revenue	6,442	243	1,507	-	-	8,192
Intersegment revenue	-	4,307	-	-	-	4,307
Interest income	2	1	-	-	-	3
Interest expense	(73)	-	-	-	-	(73)
Depreciation	(57)	(10)	(3)	-	-	(70)
Net profit after tax	(32)	365	121	-	1	454	(1)

Expenditures for long-lived assets	23	15	125	-	-	163

(1) $(16,555) in inter-company profit was eliminated in consolidation.

13.           DISCONTINUED OPERATION

Changchun Chengde Automobile Air-Conditioner Co., Limited, the Company's wholly owned air-condition factory that makes units for small trucks, ceased its business in May 2008.  The results of operations are recorded under the discontinued operations amounting $2,017 and $1,155 for the nine months ended September 30, 2008 and 2007 respectively.

14.	ACQUISITION OF SUBSIDARIES

.      On  October 14, 2008, Worldwide Energy and Manufacturing USA, Inc. (“Worldwide” or the “Company”) completed the acquisition of 55% of Shanghai De Hong Electric and  Electronic Company  Limited ("De Hong") through acquiring 55% of the  outstanding capital stock of De Hong, a China corporation, through  Worldwide's wholly-owned subsidiary Intech Electro- Mechanical Products Co.,Ltd., a China corporation (“Intech”). The terms of Agreement dated February 3, 2008 was that Intech paid cash consideration of approximately 1 million dollars for 55% interest in DeHong in two installments with the first installment of $714,286.00 being paid within three months of receiving the business license which occurred on October 10, 2008 and  the second installment of $285,714 being paid  no later than December 15, 2008.  The Company funded the acquisition with some of the proceeds from its $4,747,970 unregistered sales of Equity Securities on June 23, 2008 or 1,055,103 shares of common stock.

    Shanghai De Hong Electric and   Electronic Company is the holding company for the operating subsidiary Shanghai Detron Electronic Co. ("Detron").  Through this operating subsidiary, Detron is a power supply factory in Shanghai, China with designing and R & D capabilities. Detron revenues were about $4.1 million for the twelve months ended December 31, 2007 and about $3.6 million for the nine month period ending September 30, 2008. Current management of Detron will remain in place, although changes will be made in management of  Shanghai De Hong Electric and  Electronic Company  where Intech and Shanghai Jingde Electric and Electronics Company limited will have  55% and 45 % control, respectively.

-  -

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.           SUBSEQUENT EVENT

On November 10, 2008 the company announced the establishment of a new solar module production and R&D facility. Worldwide Energy and Manufacturing has leased a 128,000-square-foot facility in Ningbo, China. This facility will house the company’s research center and part of its photovoltaic (PV) manufacturing operations.

The city of Ningbo is about two hours and 15 minutes away from downtown Shanghai. The capacity of the factory is 60 to 80 megawatts per year. Based on current market prices for solar modules 60 to 80 megawatts equates to approximately US$225 million to $300 million in potential revenues per year.

-  -

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are an engineering, contract manufacturing and direct manufacturing company, primarily servicing United States-based companies that outsource their smaller scale production orders for offshore production in China. From our inception in 1993 until 2005, we were strictly an intermediary or “middle man,” working with our customers and our subcontractors to assure that our customers received high quality components on a timely basis that fulfilled their specific needs. While we still subcontract a significant portion of our business, since 2005, we have begun the transition to becoming a direct contract manufacturer, operating several of our own factories. In addition, we recently announced two additional factories allowing us to become a direct manufacturer for power supply units and for solar modules as described below:

     On  October 14, 2008, we completed the acquisition of 55% of Shanghai De Hong Electric and  Electronic Company  Limited ("De Hong") through acquiring 55% of the  outstanding capital stock of De Hong, a China corporation, through  Worldwide's wholly-owned subsidiary Intech Electro- Mechanical Products Co.,Ltd., a China corporation (“Intech”). The terms of Agreement dated February 3, 2008 was that Intech paid cash consideration of approximately 1 million dollars for 55% interest in DeHong in two installments with the first installment of $714,286.00 being paid within three months of receiving the business license which occurred on October 10, 2008 and the second installment of $285,714 being paid no later than December 15, 2008.  The Company funded the acquisition with some of the proceeds from its $4,747,970 unregistered sales of Equity Securities on June 23, 2008 or 1,055,103 shares of common stock.

 Detron is a power supply factory in Shanghai, China with designing and R & D capabilities. Detron revenues were about $4.1 million for the twelve months ended December 31, 2007 and about $3.6 million for the nine month period ending September 30, 2008. Current management of Detron will remain in place, although changes will be made in management of  Shanghai De Hong Electric and  Electronic Company  where Intech and Shanghai Jingde Electric and Electronics Company limited will have  55% and 45% control, respectively.

-  -

On November 10, 2008 the company announced the establishment of a new solar module production and R&D facility. We leased a 128,000-square-foot facility in Ningbo, China. This facility will house the company’s research center and part of its photovoltaic (PV) manufacturing operations.

The city of Ningbo is about two hours and 15 minutes away from downtown Shanghai. The capacity of the factory is 60 to 80 megawatts per year. Based on current market prices for solar modules 60 to 80 megawatts equates to approximately US$225 million to $300 million in potential revenues per year.

Despite these additions and enlarging our capability as a direct manufacturer for several products lines we are still constrained in our growth for a number of reasons. Many Fortune 500 and other large companies either cannot, or choose not, to work with contract manufacturers preferring to go directly to the source that can manufacture the product and thereby avoid the additional expense of the middleman. This is particularly true for very large orders, where the added cost of the middleman can have a material impact on the customers’ bottom line. As a result, our revenues have for the most part, but not entirely, been limited to smaller scale production orders primarily (but not entirely) placed by companies that are not among the largest companies in the United States or elsewhere. Additionally, as a middleman we must share any potential gross profit with the subcontracting factory. Therefore, our customers are generally smaller, the orders they place are generally smaller and the income and profit we can generate from those orders is of necessity limited because we are not directly manufacturing the products. On the other hand, when we subcontract the actual manufacturing of our customers’ products and components, we do not need to hire factory employees, purchase materials, purchase and maintain manufacturing equipment or incur the costs of the manufacturing facilities. To some extent, these costs are built into the price charged by our subcontractors, but if we do not place orders, we do not incur those costs.

Our management has carefully considered these factors and during 2004 made the strategic decision to move our company away from our historical complete reliance on subcontractors. At the beginning of 2005 we did not own any of our own factories and used as our suppliers of materials and labor approximately 100 factories in China, mostly in Shanghai or the surrounding area. Since 2005 we have acquired an electronics factory, a die-casting and machining factory through leasing an existing facility from a former vendor and initially invested approximately $500,000 to upgrade the equipment and manufacturing buildings, a recently announced power supply company with designing and R & D capabilities and a solar module factory on November 10, 2008.  In these transactions we acquired assets, the expertise of the employees, the managers of the factories, and a portion of the existing customers of those factories with the exception of the solar module factory which we established on our own. As a result, as of November 10, 2008, we own and operate four factories that we now use for the manufacture of certain product lines that we historically had to subcontract, and we are using the services of approximately 40 subcontractors to manufacture those product lines for which we do not have our own manufacturing capabilities.

The establishment of these factories, including asset purchases and factory upgrades, was funded by three separate sources. The earlier acquisitions of the die cast and electronic factory primarily was financed by loans from Jimmy and Mindy Wang, our principal stockholders and executive officers, as well as increased lines of credit. Our credit line increased to $3,025,000 with Bank of the West from a $2,250,000 line with Wells Fargo.  The power supply company and the establishment of the new solar module factory were funded by two equity transactions dated June 23 and July 24, 2008 where the company raised approximately $5 million dollars and netted approximately $4,600,000 after fees and costs. In the future, we expect to continue to acquire or newly-establish factories that will give us the capability to manufacture those product lines our management believes are the most profitable.

With the continuing transition into direct manufacturing and the renewable energy field, we expect to continue to increase sales outside the United States, and in particular, increase the number of customers in PRC, other Asian markets and Europe. Our costs to establish and improve these factories will increase along with sales and profits.

Through the development of our product mix, which consists of solar modules, foundry, machining and stamping, electronics and fiber optics products lines, our business has become more diverse. In the past, foundry and machining and stamping accounted for more than 90% of our business. This percentage has decreased since forming our own factories along with our new energy division representing approximately 22% of our business. The electronics product lines now account for approximately 10% of our business as compared to approximately 6% in 2007.  Solar module now represents 68% of our business and we expect this percentage to continue to increase in the foreseeable future.

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

Results of Operations

Net sales for the three months ending September 30, 2008 were $19,102,654 compared to net sales of $2,958,928 for the same period in 2007. This increase of $16,143,726, or approximately 545.6%, was the result of an increase in orders in our energy division of approximately $15,775,681 for solar modules. Additionally sales at our die cast factory of approximately $300,000 which was the result of obtaining an order from Shanghai GM on March 24, 2008. The shipping volume of this order from Shanghai GM is valued at $183,357 per month or $2.2 million annually. Shanghai GM is one of the largest vehicle manufacturers in China and GM is the seventh Fortune 500 customer obtained by Worldwide Energy.  This order is for the production of a number of General Motors’ automobile parts on a monthly basis, including 20,000 sets of base brackets; 20,000 sets of offset bushes; 50,000 sets of water pumps; and 20,000 sets of oil pumps.

Net sales for the nine month period ending September 30, 2008 was $31,348,064 compared to sales of $8,192,491 in nine month period ending September 30, 2007.  The increase of $23,155,573 or approximately 283% was the result of an increase in orders in our energy division of approximately $21,566,428 for solar modules which represent approximately 68.8% of the company's gross sales in the nine month period ending September 30, 2008. Additionally, the company obtained an order for its die cast factory from Shanghai GM on March 24, 2008 where revenues are approximately $183,357 per month. For the nine month period the Shanghai GM order has generated $1,500,000 in sales. The company will continue to focus its efforts in the energy division where we feel that there will be continued strong demand in renewable, clean energy. Additionally, the company plans to expand its electronic division to include power supply units for industrial and commercial uses as evidence by the recent announcement on October 10, 2008 of an acquisition of a power supply factory in China.

-  -

Gross profit increased by $393,369, or approximately 40.5% from $970,564 in the quarter ending September 30, 2007 to $1,363,933 for the three months ending September 30, 2008,  primarily reflecting  solar module sales in the energy division.  For the nine months ending September 30, 2008 gross profit was $3,854,089 compared to gross profit of $2,643,007 in the same period in 2007. This represents an increase of $1,211,082 or approximately 45.8% primarily the result of our energy division and some as the result of the Shanghai GM order.

Cost of goods sold for the three months ended September 30, 2008 was $17,738,721 compared to $1,988,364 for the same period in 2007.  The increase of $15,750,357 or approximately 792.1% was the result of greater revenues in the energy division. Cost of goods sold for the nine months ended September 30, 2008 was $27,493,975 compared to $5,549,484 for the same period in 2007.  The increase of $21,944,491 or approximately 395.4% was the result of greater revenues in the energy division with some of the increase being due to our new order by Shanghai GM for our die cast factory.

The gross margin was 7.1% for the three months ending September 30, 2008 compared to 32.8% in the same period in 2007. The declined of 25.7% in gross margin was the result of the company utilizing more sub-contractors for production of our solar modules along with softness in the price of solar modules.  The gross margin was 12.3% for the nine months ending September 30, 2008 compared to 32.3% in the same period in 2007.  The decline of 20.0% in gross margin was the result of the company utilizing sub-contractors for production of our solar modules and weakness in the price of solar modules. It is expected that gross margins will improve as the company continues its transition of becoming a direct manufacturer for its solar module products as the newly established factory becomes operational. Further, the outlook for solar modules margins look to improve as raw material necessary for production of modules are expected to decline.

Net income for the three months ending September 30, 2008 was $540,608 compared to a profit of $126,755 for the three months ended September 30, 2007. The increase of $413,853 or approximately 326.5% was primarily the result of new orders for our energy division along with some new orders for our die cast factory as described above.  For the nine month period net income was $1,195,969 compared to net income of $453,913  in the same period in 2007. The increase of $742,056 or approximately 163.5% was the result of the new orders in solar modules division with some additional net income coming from our die cast business segments. Additionally, there was a non-cash deduction of $95,000 for stock based compensation in 2008 compared to no stock compensation in the periods of 2007.

General and administration expenses for the three months ended September 30, 2008, totaled $750,983 compared to $668,417 in the same quarter in 2007. The increase of $82,566 or approximately 12.3% was due to the establishment of our energy division. For the nine month period ending September 30, 2008 general and administration expenses was $2,227,502 compared to $1,867,252 in the same period in 2007. This increase of $360,250 or approximately 19.3% reflects the establishment of our energy division.

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

-  -

The Company can borrow up to $2,000,000 and $1,025,000 within two credit lines. The maturity date of these two credit lines is May 20, 2009 and June 1, 2011 respectively. The balance outstanding as of October 31, 2008 is $700,000 and $1,300,000 is still available for use on the line of credit. Additionally, the second line of credit has a balance of $966,666 as of October 31, 2008 with $58,334 still available for use of equipment and facility purchases.

The Company raised approximately, $4,747,970 on June 23, 2008 and an additional $252,027 on July 24, 2008 for a total of approximately 5 million dollars which the company nettled after offering expenses $4,586,916 The company issued 1,111,109 restricted common shares along with warrants to purchase an additional 1,111,109 warrants with 722,221 having an excise price of $7.00 and 388,888 of those warrants having an excise price of $9.00. These funds were used to expand our energy division through the establishment of a new  solar module factory announced on November 10, 2008 along the acquisition of a power supply company with designing and R&D capabilities.  Additionally, these funds will be used to provide additional working capital for the solar module factory to purchase raw materials and to expand the solar module business segment.

 Net cash flows provided by financing activities for the nine month period ending September 30, 2008 was $5,306,492 compared to $1,239,836 which reflect the company raising capital through equity with net proceeds in the amount of $4,586,916.

Net cash used in operating activities was $1,441,277 compared in net cash used in operating activity of $1,698,289 as accounts receivable and inventories increase due to new order in our solar division. The effect of exchange rates was 114,413 compared to $85,768 in the nine month period of September 30, 2007 as the RMB continues to appreciate against the dollars. Net cash used in investing activities was $1,628,709 for the nine month period ending September 30, 2008 compared to $140,990 for net cash used in investing activities. The increase reflects further expansion of the company.

PLAN OF OPERATION

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

     On  October 14, 2008, we completed the acquisition of 55% of Shanghai De Hong Electric and  Electronic Company  Limited ("De Hong") through acquiring 55% of the  outstanding capital stock of De Hong, a China corporation, through  Worldwide's wholly-owned subsidiary Intech Electro- Mechanical Products Co.,Ltd., a China corporation (“Intech”). The terms of Agreement dated February 3, 2008 was that Intech paid cash consideration of approximately 1 million dollars for 55% interest in DeHong in two installments with the first installment of $714,286.00 being paid within three months of receiving the business license which occurred on October 10, 2008 and the second installment of $285,714 being paid no later than December 15, 2008.  The Company funded the acquisition with some of the proceeds from its $4,747,970 unregistered sales of Equity Securities on June 23, 2008 or 1,055,103 shares of common stock.

-  -

Detron is a power supply factory in Shanghai, China with designing and R & D capabilities. Detron revenues were about $4.1 million for the twelve months ended December 31, 2007 and about $3.6 million for the nine month period ending September 30, 2008. Current management of Detron will remain in place, although changes will be made in management of  Shanghai De Hong Electric and  Electronic Company  where Intech and Shanghai Jingde Electric and Electronics Company limited will have  55% and 45% control, respectively.

On November 10, 2008 the company announced the establishment of a new solar module production and R&D facility. We leased a 128,000-square-foot facility in Ningbo, China. This facility will house the company’s research center and part of its photovoltaic (PV) manufacturing operations.

The city of Ningbo is about two hours and 15 minutes away from downtown Shanghai. The capacity of the factory is 60 to 80 megawatts per year. Based on current market prices for solar modules 60 to 80 megawatts equates to approximately US$225 million to $300 million in potential revenues per year.

The company plans to continue to expand its renewable energy division. The recent establishment of the solar factory will serve to help increase revenues and margins in this business segment. Further, the objective for our other contract manufacturing business is to focus on products that we have direct manufacturing capability to produce in order to increase margins in this business segment.

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

-  -

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

-  -

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
None

Item 3.                                Defaults upon Senior Securities
None

Item 4.                                Submission of Matters to a Vote of Security Holders
None

Item 5.                                Other Information
None

-  -

Item 6.                                Exhibits

The following exhibits are filed herewith:

3.1	Articles of Incorporation (incorporated by reference from Registration Statement	on Form 10-SB filed with the Securities and Exchange Commission on October 11, 2000).

3.2	Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 11, 2000).

4.1	Specimen Common Stock Certificate (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 11, 2000).

4.2	Specimen Class A Convertible Preferred Stock Certificate (incorporated by reference from Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission on October 11, 2000).

10.1	Common Stock Purchase Warrant (incorporated by reference from Form 10-KSB filed with the Securities and Exchange Commission on September 27, 2001).

14.	Code of Ethics (incorporated by reference from Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-  -

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC.

By: /S/ JIMMY WANG
 Jimmy Wang, CEO and Director

Date:  November 19, 2008

By: /S/ JEFF WATSON
 Jeff Watson, President

Date:  November 19, 2008

By: /S/ MINDY WANG
Mindy Wang, Secretary, Treasurer and a director

Date: November 19, 2008

By: /S/ JOHN BALLARD
John Ballard, Chief Financial Officer / Principal Accounting Officer

Date: November 19, 2008

-  -