Form 10-K
period 2008-12-31
WORLDWIDE ENERGY & MANUFACTURING USA INC
filed 2009-04-14
CIK 1111816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to ______

WORLDWIDE ENERGY AND MANUFACTURING USA, INC.

(Exact name of registrant as specified in its charter)

Colorado	77-0423745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

408 N. Canal Street
South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (650) 794-9888

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes _ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes _ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes __ No X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

___

       Accelerated filer ____

Non-accelerated filer__ (Do not check if a smaller reporting company) Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ___ No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of

March 31, 2009 is approximately $5,855,944.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of March 31, 2009, the registrant has 3,493,512 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

WORLDWIDE ENERGY AND MANUFACTURING USA, INC.

2008 ANNUAL REPORT ON FORM 10-K

INDEX

PART I

                                                                                                                                                                                        4

Item 1. Business

     4

General

                                                                                                                                                                                        7

Item 1B. Unresolved Staff Comments

     13

Item 2. Properties

     13

Item 3. Legal Proceedings

     14

Item 4.  Submission of Matters to a Vote of Security Holders

     14

PART II

                                                                                                                                                                                     15

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity  Securities                                                                                                                                                                                       15

Item 6.  Selected Financial Data

    16

Summary Consolidated Financial Data

    16

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

    17

Tabular disclosure of contractual obligations

    24

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

    26

Item 8. Financial Statements and Supplementary Data

    26

Index to Consolidated Financial Statements

    27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

    28

Item 9.

  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

59

Item 9A. Controls and Procedures

60

Item 9B.  Other Information

60

PART III

                                                                                                                                                                                     61

Item 10.  Directors, Executive Officers and Corporate Governance.

61

Item 11.  Executive Compensation

63

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

64

Item 13. Certain Relationships and Related Transactions, and Director Independence.

65

Item 14.  Principal Accounting Fees and Services.

66

Item 15. Exhibits, Financial Statement Schedules.

67

SIGNATURES

69

PART I

Item 1. Business

When used in this Form 10-K, the words “expects,” “anticipates,” “estimates” and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under “Risks and Uncertainties,” that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. Worldwide expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-KSB.

Background

Worldwide was incorporated under the laws of the State of Colorado on March 17, 2000, under the name of Tabatha III, Inc. We changed our name to Worldwide Manufacturing USA, Inc. on November 4, 2003.  On February 4, 2008 we changed our name to Worldwide Energy and Manufacturing USA, Inc. to better reflect our business plan to engage in the solar module market. We were formed as a “blind pool” or “blank check” company whose business plan was to seek to acquire a business opportunity through completion of a merger, exchange of stock, or other similar type of transaction. In furtherance of our business plan, we voluntarily elected to become subject to the periodic reporting obligations of the Securities Exchange Act of 1934 by filing a registration statement on Form 10-SB.

Prior to our identification of Worldwide Manufacturing USA, Inc., a privately held California corporation (“Worldwide USA”) as an acquisition target, our only business activities were the organizational activities described above, including the filing of a registration statement on Form SB-2 under the Securities Exchange Act of 1934, and our efforts to locate a suitable business opportunity for acquisition.

On September 30, 2003, we acquired all of the issued and outstanding common stock of Worldwide USA in a share exchange transaction. We issued 27,900,000 shares of common stock in the share exchange transaction for 100%, or 10,000, of the issued and outstanding shares of Worldwide USA’s common stock. As a result of the share exchange transaction, Worldwide USA became our wholly owned subsidiary.

The former stockholders of Worldwide USA acquired 93% of our issued and outstanding common stock as a result of the completion of the share exchange transaction. Therefore, although Worldwide USA became our wholly owned subsidiary, the transaction was accounted for as a recapitalization of Worldwide USA, whereby Worldwide USA is deemed to be the accounting acquirer and is deemed to have adopted our capital structure. No finder’s fee was paid to any person in connection with the transaction.

All operating activities are carried out through Worldwide USA and our subsidiaries located in Shanghai and Ningbo, China which include: (1) Worldwide USA’s wholly owned subsidiary, Shanghai Intech Electro-Mechanical Products Co., Ltd. (“Intech”). Intech was incorporated as a

United States subsidiary doing business in China, and registered in the city of Shanghai, China, in 1997. This unit is the quality assurance arm and engineering division and produces various types of electrical components and assemblies; (2) Shanghai Intech Precision Mechanical Products Ltd. (“Precision”) manufactures die-casting and machined parts for the automotive, telecommunications and home supply industries; (3) Shanghai Intech-Detron Electric and Electronic Company Limited, (“Detron”), which produces power supply units and has research and development capabilities and (4) Ningbo Solar Factory (“Ningbo”). This factory produces solar modules whose customers are primarily in Europe and South Korea.  Besides producing the products listed above, Worldwide contracts with factories in China to produce a wide variety of components and assemblies.

Worldwide’s factories employ approximately 450 workers in China. Intech, Worldwide’s quality assurance arm located in Shanghai, China employs 33 engineers. As the engineering division and quality assurance arm of the Company, Intech provides technical advice, design, delivery, material procurement and manufacturing quality control services to companies in the United States seeking to manufacture or purchase components from manufacturers in China.  Worldwide’s manufacturing operations are located in China and its sales and headquarters are located in the state of California.

In 2005, the Company began to make the transition from being an engineering and contract manufacturing firm which depended completely on subcontractors to becoming a direct manufacturer. In the beginning of 2005 we did not own any of our own factories and used as our suppliers of material and labor approximately 100 factories in China, mostly from Shanghai or the surrounding area.

On August 18, 2005, Worldwide established its own electronics manufacturing division located in Shanghai, PRC.  Worldwide purchased approximately $250,000 worth of electronics production equipment from Opel Technology, a former Worldwide electronics supplier, as the initial manufacturing equipment. In establishing this electronics factory, Worldwide has been able to compete more effectively in the PC board and cable assembly industry, as well as gain complete control over its electronics components production. The Company established Shanghai Intech Precision Mechanical Products Manufacturing Ltd. (“Precision”) on November 1, 2005.  Precision is 51% owned by Intech and 49% owned by Worldwide. This factory performs die-casting and machining services for the automotive, motorcycle, telecommunications and home supply industries. Precision is located in the suburbs of Shanghai, PRC, and occupies an area of approximately 71,043 square feet. The factory contains three workshops: a die-casting shop, a machining shop, and a printing shop.

In February 2008 Worldwide established a solar division that focuses on photovoltaic module technology under the brand name of “AmeriSolar.”  Worldwide issued 300,000 restricted shares for the AmeriSolar brand name. This division generated $30,999,962 in sales for the period ending December 31, 2008.

On October 14, 2008, Worldwide, through Intech, completed the acquisition of 55% of Shanghai De Hong Electric and Electronic Company Limited (“De Hong”). The terms of the Agreement dated February 3, 2008 were that Intech paid cash consideration of approximately $1 million dollars for a 55% interest in DeHong in two installments, with the first installment of $714,286.00 being paid on October 10, 2008, and the second installment of $285,714 being paid no later than December 15, 2008.  The Company funded the acquisition with some of the proceeds from its sale of 1,055,103 ($4,747,970) shares of unregistered common stock on June 23, 2008.  Shanghai De

Hong Electric and Electronic Company is the holding company for the operating subsidiary Shanghai  Intech -Detron Electronic Co. (“Detron”). Therefore, Worldwide received 55% control of the operating subsidiary Shanghai Intech-Detron Electric and Electronic Company Limited (“Detron”).  Detron’s management remained in place.

Detron is a power supply factory in Shanghai, China with design and R & D capabilities. Detron’s revenues were about $6.1million for the twelve months ended December 31, 2008, and

$ 4.1for the twelve months ended December 31, 2007.

Through these acquisition and establishment of our solar division our corporate structure is depicted as follows:

General

Worldwide USA, together with its Chinese subsidiaries, is a contract manufacturer, engineering firm and direct manufacturer. A contract manufacturer supplies components and assemblies, either through direct manufacturing or through sub contracting to other manufacturers, according to the customers’ designs, drawings and quality criteria.  When utilizing our subcontractors, they will provide the plant, equipment, manufacturing working capital and factory labor and Worldwide provides the sales, management, production control and technical support for the products. Worldwide’s goal is to provide timely delivery and high quality components at manufacturing costs less than what Worldwide’s customers would pay for similar parts in the United States. Worldwide’s website address is www.wwmusa.com.

Worldwide provides its services to several companies in the United States, Europe and South Korea primarily in the solar module, aerospace, automotive, and electronics industries. Although Worldwide historically focused on manufacturing components for high tech industries, in 2008 the Company expanded into the solar module markets. Worldwide’s CEO, Jimmy Wang, realizes that the solar module industry provided Worldwide with a unique opportunity to use its core strength of providing high quality components and assemblies, with timely delivery,  to develop a solar module team capable of successfully entering the solar module markets. The Company’s solar module brand “AmeriSolar” has already earned numerous quality certifications including IEC612215, TUV, CE and has recently applied for the UL certification. These solar modules meet or exceed all industry norms for performance, quality and functional life in the field.

With respect to its contract manufacturing business, Worldwide has the ability to arrange for the manufacture of products, parts, and components for a broad number of industries and customers.  In order to ensure a consistently high quality product, it is imperative for a company in the contract manufacturing business to have a local quality assurance team. The team’s responsibility is to institute quality assurance procedures that ensure the quality of products from start to finish. This function is carried out through Worldwide’s wholly owned subsidiary, Intech.

Worldwide sells to its customers under purchase orders. We have only a few long-term contracts with customers. As a result, it is difficult to forecast revenues, and planning for future operations is also difficult. Because many of our costs and operating expenses are fixed, any unforeseen reduction in purchase orders can affect our gross margin and operating income.

Worldwide employs rigid quality assurance procedures, product enhancements and strict testing of its products to attract customers. Other than rigid quality controls and timely delivery, another important factor in attracting customers from the United States is our Kanban program. The Kanban program is an inventory system that stocks at least one month’s supply of inventory needed to meet the various customers’ demand.  Thus, if Worldwide receives a contract with a scheduled six months or more of deliveries, we will stock at least one month’s inventory in the California warehouse, or a warehouse that is close to the customer’s facility so a twenty-four hour delivery turn-around may be accomplished. This process of stocking at least one month’s worth of inventory is maintained until the entire contract is completed. We have won many new customers as a result of the Kanban inventory program. Using Kanban inventory controls allows us to help customers meet challenges with working capital returns, and the need to have supply products necessary to complete manufacturing of those parts in a shorter period of time.

Worldwide manages the entire production of its customers’ products. Worldwide’s engineers maintain the highest levels of quality by supervising all aspects of the manufacturing process. Worldwide’s engineers write the production and inspection procedures, obtain the materials, audit and perform all of the in-progress and final inspections.

All of Worldwide’s active subcontractors have received ISO 9000 certifications. ISO-9000 certifications are issued by the International Organization for Standardization and represents the approval of the manufactures quality system and the application of said quality system to the production processes.  These certifications are issued to each factory after its management receives the prerequisite training and is verified by periodic audits.

The unique business relationships between Worldwide and its subcontractors allow Worldwide to offer its customers lower manufacturing costs, and at the same time maintain high standards of quality and timely delivery schedules.

Worldwide’s success stems from the following factors for both direct manufacturing and outsourcing of its production service:

Worldwide has a wide range of manufacturing capability as a result of:

-

offering, through subcontractor and our own factories, many of manufacturing processes required for our customers components and assemblies,

-

providing engineering services to interact with the various factories, and

-

coordinating and planning for complete turn-key assemblies.

Worldwide’s quality control is highly effective as a result of:

-

setting inspection criterion for manufacturers based on the customers’ quality criteria,

-

conducting material auditing, in process inspection, and the final inspection, and

-

providing incentive-reward packages to Worldwide’s quality control employees.

Worldwide’s quick turn-around time compared with other offshore suppliers is ensured by:

-

committing 60-75 days for completing complicated tooling and two to six weeks for basic tooling;

-

committing 30-60 days for first delivery, and seven days for the deliveries afterwards, and

-

our team in China is continually monitoring production progress.

Worldwide offers:

-

competitive prices,

-

significant flexibility towards customers’ needs,

-

local team to perform quality assurance functions,

-

the Kanban inventory for 24-hour delivery for its contract parts, and

-

quick responses to customer questions and concerns.

Additionally, Worldwide has a customer reception office at its Shanghai subsidiary, which makes arrangements for its customers’ airline tickets and hotels at a discounted rate, along with providing local transportation and language interpretation during customer visits.

Worldwide is able to provide its customers with considerable cost advantages while eliminating the disadvantages of quality and delivery issues frequently experienced by companies which have direct contracts with manufacturers in China.

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

Suppliers and Customers

In 2008, our six largest customers were: Pramac Swiss SA, Enesystem Inc, Provent Solarpark, Pvline Gmbh and Schueco International KG; accounting for 72% of our consolidated business. In 2007 Joslyn Sunbank, Joslyn Manufacturing, Radio Waves Corp and Teleflex Electrical, GE Transportation and Pacific Scientific-CA accounted for approximately 48% of consolidated net sales. The shift in our top customers was the result of the Company’s 2008 entry into solar module markets, where we experienced the majority of our sales.

Our five largest suppliers in 2008 were Changzhou Trina Solar Energy, Zhejiang Shuqimeng Photo Voltaic, Jiangsu Aide Solar Energy Technology Co., Jiangyin Hareon Power Co., Ltd. and Baoding Tianwei Yingli New Energy Resource. These represented approximately $23 million of our purchases from external suppliers, or approximately 75% of materials purchased by the Company. In 2007, our two largest material suppliers were Shanghai Huanxinnuo Electro-Mechanical Products Company (formerly named Shanghai Xinli Trading Company Ltd.) and Shanghai Machine Tool Co. Ltd. They accounted for $573,328 or 6.8% and $724,891 or 8.6% respectively, of the total materials purchased by Worldwide.  The shift in our top suppliers was also the result of the Company’s focus on the solar module industry.

Competition

Worldwide strives to ensure quality and provide low cost to customers so that it can remain competitive. The solar module industry and the contract manufacturing service industry remain strongly competitive. There are hundreds of companies, many larger than Worldwide, that have substantially greater manufacturing, financial, research and development, engineering and marketing resources. Worldwide is a small competitor in these multi-billion dollar industries for both solar modules and contract manufacturing. If overall demand for solar modules and contract manufacturing services should decrease, this could result in substantial pricing pressure, which would negatively affect revenue and net profit for Worldwide.

Employees

Worldwide currently employs approximately 450 employees, including 33 staff engineers and 12 administrative personnel at Worldwide’s wholly owned subsidiary Intech in Shanghai, China and 400 employees who work at our factories in China. The remaining 13 employees work at the California office in South San Francisco. Five of these employees are in sales with the remaining eight employees working in support and administrative roles. All employees are full time.

Item 1A. Risk Factors

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

There is no assurance that the market for the Company’s shares will be maintained or that it will be sufficiently active or liquid to allow stockholders to easily dispose of their shares.

2.  Because we work under short-term contracts, it is very difficult to forecast our operational and cash needs.

Contract manufacturing service providers must provide increasingly rapid product turnaround for their customers. We generally do not obtain firm long-term purchase commitments from our customers. Customers may cancel their orders, change production quantities, or delay production because of consumer demand or technological changes; however, we are often obligated to expend significant amounts for retooling or other start-up costs of manufacturing. Any costs due to cancellations, reductions, customer returns and/or delays by a significant customer or by a group of customers might not be recoverable. The loss could be greater than our projected profit on the contract, resulting in a net loss for the contract. The short-term nature of our customers’ commitments and the possibility of rapid changes in demand for their products reduce our ability to estimate accurately future customer requirements. On occasion, customers may require rapid increases in production, which can stress our resources and reduce margins. Although we have several manufacturing facilities in China that we do business with, there can be no assurances we will have sufficient capacity at any given time to meet our customers’ demands. We could lose orders or fail to complete orders in a timely manner. In addition, because many of our costs and operating expenses are relatively fixed, any reduction in customer demand can adversely affect our gross margins and operating income.

3.  A few customers and contract manufacturers account for a large percentage of our business. Therefore, the loss of any one customer or contract manufacturers could reduce our sales significantly or impede our ability to comply with our manufacturing contracts, respectively.

In 2008 our six largest customers, Pramac Swiss SA, Enesystem Inc., Provent Solarpark, Pvline Gmbh, and Schueco International KG accounted for 72% of our consolidated business. In 2007, Joslyn Sunbank, Joslyn Manufacturing, Radiowaves Corporation, Teleflex Electrical, GE Transportation and Pacific Scientific accounted for approximately 48% of our consolidated net sales. Our five largest suppliers in 2008 were: Changzhou Trina Solar Energy, Zhejiang Shuqimeng Photo Voltaic, Jiangsu Aide Solar Energy Technology Co, Jiangyin Hareon Power Co., Ltd. and Baoding Tianwei Yingli New Energy Resource.  These represented approximately $23 million of our purchases from external suppliers, or approximately 75% of materials purchased by the

Company. In 2007, our two largest material suppliers were Shanghai Huanxinnuo Electro-Mechanical Products Company (formerly named Shanghai Xinli Trading Company Ltd.) and Shanghai Machine Tool Co. Ltd. Together they accounted for $573,328 or 6.8% and $724,891 or 8.6% respectively of the total materials purchased by Worldwide. The loss of any one customer could significantly reduce our sales. The loss of one contract manufacturer could cause delays in our performance of contracts or reduce our gross margin if a substitute manufacturer could not deliver on time or at the same contract price.

4. Taxing authorities could modify our tax exemptions or challenge our tax allocations and require us to pay more taxes.

Our operations are predominantly located in China, where tax incentives have been extended to encourage foreign investment. Our effective tax rate could increase if these tax incentives are not renewed upon expiration or tax rates applicable to us are increased. Tax authorities in jurisdictions in the United States could challenge the manner in which profits are allocated between US and Chinese subsidiaries and if we do not prevail in any such challenge we will be required to pay more taxes

5.  Unforeseen changes in suppliers can result in losses of tooling deposits and other pre-production costs.

In most cases the tool, die, or mold from which a part is made is paid for and owned by the customer, and is designed for a specific customer. We require our customers to provide a non-refundable down payment to cover tooling costs, including pre-production machine set-up costs. In the event that a supplier is unable to fulfill its production agreements with us, management believes that other suppliers can be found. However, a change in suppliers would cause a delay in the production process and could result in loss of tooling deposits and other supplier advances, causing Worldwide to not comply with the timely delivery requirements of our contract with our customer, and loss of tooling deposits will reduce our gross margin on the contract.

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

We periodically enter into agreements governed by Chinese law. Unlike the United States, China has a civil law system based on written statutes in which judicial decisions have little precedential value. The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, the government’s experience in implementing, interpreting and enforcing these recently enacted laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is uncertain. Furthermore, enforcement of the laws and regulations may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. These uncertainties mean that we cannot rely on legal protections to ensure that suppliers honor their contracts with us. If we suffer a loss because of breach of contract by a Chinese supplier, we might not be able to recover the loss.

7.  Currency fluctuations can cause us significant losses.

Some of our costs such as payroll, material and equipment costs are denominated in Chinese Renminbi.  In addition, most of our solar module customers pay in Euros. Changes in the exchange rate between the Renminbi, Euros and the U.S. dollar will affect our costs of sales and operating margins.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

On June 1, 2008, Worldwide entered into a 61-month lease for 9,680 square feet of office/ warehouse space located at 408 N canal Street, South San Francisco, California. The rent per month is $10,164 with rent increasing three percent each year. The rent for 2008 was $60,984, and the lease expires on May 31, 2013.  On June 1, 2008, Shanghai Intech, the Company’s quality control division, entered into a one-year lease expiring June 1, 2009 for $3,998 per month. Additionally, the rent for our electronics factory is $1,496 per month and expires March 14, 2010. The total square feet for Intech's operations is 13,265. Shanghai Intech Precision (our die-cast factory) pays rent of $1,460 per month, which includes 71,043 square feet. The lease expires March 14, 2010. In addition, Worldwide has leased a 129,167 square foot facility in Ningbo, China. The lease term is from July 18, 2008 to July 17, 2013.This facility houses the production operations and R&D center for the Company’s solar division. The rent is approximately $17,600 per month; the first three months were free.

The following is a tabular description of our lease obligations:

Company	Lease Term	Square Feet	Monthly Rent	2008 rent	Expected 2009 rent
Worldwide (California headquarters warehouse)	June 1, 2008 to May 31, 2013	9,680	$10,164 (increase of 3% per year)	$60,984	$121,968
Shanghai Intech Electro-Mechanical Products Co., Ltd.	June 1, 2008 to June 1, 2009	13,165	$3,998	$23,988	$23,988, per current lease terms
Shanghai Intech-Detron Electric and Electronic Company Limited	Expires March 14, 2010	19,375	$1,496		$17,952
Shanghai Intech Precision Mechanical Products Ltd.	Expires March 14, 2010	71,043	$1,460		$17,520

Ningbo Solar Factory	July 18, 2008 to July 17, 2013	129,167	$17,600	$211,200

Item 3. Legal Proceedings

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)

Market Information

Our stock is quoted on the OTC Bulletin Board under the symbol “WEMU.” Worldwide began trading on June 1, 2004.  The stock symbol was changed on February 25, 2008 as a result of a name change from Worldwide Manufacturing USA, Inc. to Worldwide Energy and Manufacturing USA, Inc. There are 3,509,512 shares outstanding.  The Company recently applied for listing on the NASDAQ Capital Market.   The Company believes it meets all of the necessary requirements with the exception of a bid price of $4.00. The below table provides the average low and high bid and ask prices for the preceding quarters of 2008.

	Year ended December 31, 2008

	BID	ASK
1st QTR	$ 7.37	$9.74
2nd QTR	$6.58	$9.05
3rd QTR	$5.54	$7.69
4th QTR	$3.36	$5.58

	Year ended December 31, 2007

	BID	ASK
1st QTR	$ 2.50	$8.00
2nd QTR	$4.90	$5.80
3rd QTR	$4.00	$5.70
4th QTR	$4.85	$9.00

(b)

Stockholders of Record

As of December 31, 2008, there were approximately 317 stockholders of record.

(c)

Dividends

The Company paid no dividends in 2008. The Company may or may not pay dividends in the future depending on Company performance.

(d)

Equity Compensation Plans

Worldwide established a stock option plan for its employees on April 1, 2004 in order to attract and retain qualified employees on behalf of the Company, as well as provide employees with an opportunity to participate in the growth of the Company.  Worldwide approved the authorization of 300,000 shares. As of December 31, 2008, no option shares have been exercised under this plan. The 2004 Stock Option Plan provides the opportunity for employees to purchase shares at $6.00.

As of March 31, 2009, 131,292 option shares have been granted at an option price of $6.00.

Item 6.  Selected Financial Data

Summary Consolidated Financial Data

The following summary of consolidated statements of income data for the years ended December 31, 2008, 2007, 2006 and 2005 and the selected consolidated balance sheet data as of the years ended December 31, 2008, 2007, 2006 and 2005 are derived from, and are qualified by reference to, the audited consolidated financial statements of Worldwide that have been audited by Child, Van Wagoner & Bradshaw, PLLC, independent registered public accounting firms, and that are included elsewhere in this report.

The following summary of consolidated financial information should be read in conjunction with our consolidated financial statements and related notes and the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere in this report. Our historical results are not necessarily indicative of our results for any future periods.

(In U.S. dollars, except per share data)

	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003
Statement of Income Data

Revenues	$45,913,957	$12,132,710	$11,409,300	$8,713,431	$6,700,593	$5,999,630

Cost of Sales	$39,746,286	$8,350,621	$8,022,875	$5,911,417	$4,153,368	$4,051,225

Operating Expenses	$4,389,883	$3,086,327	$2,183,056	$2,285,085	$1,777,379	$1,948,405

Income From Operations	$1,777,788	$695,762	$1,203,369	$516,929	$769,846	$520,777

Income Taxes	$(67,320)	$65,726	$38,937	$1,700	$256,492	$38,500

Net Income	$1,459,260	$575,674	$969,429	$581,166	$521,486	$540,872

Number of Shares Issued and Outstanding	3,493,512	2,047,363	2,030,863	2,024,002	2,011,842	2,000,000

Income from Operations Per Share	.65	.34	.59	.26	.38	.26

Weighted Average Number of Shares Outstanding	2,731,995	2,035,495	2,030,863	2,024,002	2,011,842	2,000,000

Net Income Per Share	.53.	.28	.48	.29	.26	.27

	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003
Balance Sheet Data

Current Assets	$14,905,221	8,210,711	$6,599,094	$4,916,119	$2,199,978	$1,760,468

Total Assets	$19,092,295	8,762,841	$7,127,847	$5,427,736	$2,621,760	$2,562,792

Total Current Liabilities	$6,622,731	4,447,946	$3,562,899	$2,773,935	$1,311,219	$1,751,211

Total Long-Term Liabilities	$997,099	498,812	$522,024	$1,268	$16,827	$174,353

Total Shareholders’ Equity	$10,859,826	3,816,083	$3,042,924	$1,942,573	$1,293,714	$637,228

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this report, which are not statements of historical fact, are what are known as “forward-looking statements,” which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as “plans,” “intends,” “hopes,” “seeks,” “anticipates,” “expects, “and the like, often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to our present and future operations, and statements, which express or imply that such present and future operations will or may produce revenues, income or profits. In evaluating these forward-looking statements, you should consider various factors, including those described in this report under the heading “Risk Factors” in Part I, Item 1A. These and other factors may cause our actual results to differ materially from any forward- looking statement. We caution you not to place undue reliance on these forward-looking statements. Although we base these forward-looking statements on our expectations, assumptions, and projections about future events, actual events and results may differ materially, and our expectations, assumptions, and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

Overview

We are an engineering, contract manufacturing and direct manufacturing Company, primarily servicing customers in Europe and South Korea for our solar modules and United States companies that outsource their smaller scale production orders for offshore production in China. From our inception in 1993 until 2005, we were strictly an intermediary or “middleman,” working with our customers and our subcontractors to assure that our customers received high quality components on a timely basis. While we still subcontract a significant portion of our business, since 2005 we have begun the transition to becoming a direct contract manufacturer, operating several of our own factories.  Recently, we announced two additional factories, allowing us to become a direct manufacturer for solar modules and for power supply units as described below:

In February of 2008, Worldwide established a solar division that focuses on photovoltaic module technology under the brand name of “AmeriSolar.”  On February 4, 2008, the Company changed its name from Worldwide Manufacturing USA, Inc. to Worldwide Energy and Manufacturing USA, Inc. in order to reflect its expansion into the solar energy industry. The Company issued 300,000 restricted shares for the AmeriSolar brand name. Worldwide then leased a 129,167 square foot facility in Ningbo, China. The lease term is from July 18, 2008 to July 17, 2013.This facility houses the production operations and R&D center for the Company’s solar division. This factory has the capability of producing 80MW in solar modules per year, which translates into approximately $224 million in revenues at full capacity, based on current prices. By opening this factory we hope to increase gross and net margins in our solar division. Furthermore, it will help us through the R&D department to continue to improve, develop and enhance our solar modules. We will continue to explore opportunities as well as expand our solar sales and distribution in the United States and Latin America. We currently sell our solar modules in Europe and South Korea. Our research shows that the United States has an abundance of solar rebate programs for both the commercial and residential markets at the local, state and federal level. We feel we are well positioned to sell our modules to large institutions in the U.S. This division generated $30,999,962 in sales for period ending December 31, 2008.

On October 14, 2008, Worldwide completed the acquisition of 55% of Shanghai De Hong Electric and Electronic Company Limited (“De Hong”) through acquiring 55% of the outstanding capital stock of De Hong, a Chinese corporation, through Worldwide’s wholly owned subsidiary Intech Electro-Mechanical Products Co., Ltd., a China corporation (“Intech”). The terms of the Agreement dated February 3, 2008 were that Intech paid cash consideration of approximately $1 million dollars for a 55% interest in DeHong in two installments with the first installment of $714,286 being paid within three months of receiving the business license which occurred on October 10, 2008 and the second installment of $285,714 being paid no later than December 15, 2008.  The Company funded the acquisition with some of the proceeds from the sale of 1,055,103 shares of its common stock, or $4,747,970, on June 23, 2008. Shanghai De Hong Electric and Electronic Company is the holding company for the operating subsidiary Shanghai  Intech -Detron Electronic Co. (“Detron”).

Therefore, Worldwide received 55% control of the operating subsidiary Shanghai Intech-Detron Electric and Electronic Company Limited (“Detron”).  Detron is a power supply factory in Shanghai, China with designing and R & D capabilities. Detron’s revenues were about $6.17 million for the twelve months ended December 31, 2008, and $ 4.1 million for the twelve months ended December 31, 2007.

We made the transition to become a direct manufacturer in several product areas because we felt that as a contract manufacturer we were constrained in our growth. Many Fortune 500 and other large companies either cannot or choose not to work with contract manufacturers, preferring to go directly to the source that can manufacture the product and thereby avoid the additional expense of a middleman. This is particularly true for very large orders where the added cost of a middleman can have a material impact on the customer’s bottom line. As a result, our revenues have for the most part been limited to smaller scale production orders placed by companies that are not among the largest companies in the United States or elsewhere. Additionally, as a middleman we must share any potential gross profit with the subcontracting factory. Therefore, our customers are generally smaller, the orders they place are smaller, and the income and profit we can generate from those orders is of necessity limited because we are not directly manufacturing the products. On the other hand, when we subcontract the actual manufacturing of our customers’ products and components, we do not need to hire factory employees, purchase materials, purchase and maintain manufacturing equipment or incur the costs of the manufacturing facilities. To some extent, these costs are built into the price charged by our subcontractors, but if we do not place orders, we do not incur those costs.

Our management has carefully considered these factors and during 2005 made the strategic decision to move our Company away from our historical complete reliance on subcontractors. At the beginning of 2005 we did not own any of our own factories and used as our suppliers of materials and labor approximately 100 factories in China, mostly in Shanghai or the surrounding area. During the first quarter of 2005, we acquired the assets of Chengde, a factory that manufactures automobile air conditioning units. We discontinued operations of this factory in May 2008.  We wanted to divest ourselves of this factory in 2008 to focus on our new business plan of entering the solar module industry; as well, as this factory failed to perform to our expectations, generating little revenue and profit in 2007 and 2008.  In the year ending December 31, 2007, Chengde provided revenues of approximately $267,000 and no net income.

In the fourth quarter of 2005 we established a die-casting and machining factory through leasing an existing facility from a former supplier and initially investing approximately $500,000 to upgrade the equipment and manufacturing buildings. In these transactions we acquired assets, the expertise of the employees, the managers of the factories, and a portion of the existing customer base of those factories. In the third quarter of 2005, we also established an electronics manufacturing factory. As a result of these two continued factory operations and the recently announced new factories described above, as of December 31, 2008 we own and operate four factories that we now use for the manufacture of certain product lines that we historically had to subcontract, and we are using the services of approximately 40 subcontractors to manufacture those product lines for which we do not have our own manufacturing capabilities. The establishment of these factories, including asset purchases and factory upgrades, was funded primarily with some of the proceeds from its     unregistered sales on June 23 of 1,055,103 common stock or $4,747,970. In addition, the Company had more subscriptions for the sale of an aggregate of $252,027 or 56,007 shares of common stock, which was used to help fund these new acquisitions as well as to provide additional working capital for the Company.

In 2008 our credit line was increased by approximately $775,000 from a line of credit in the amount of $2.25 million with Golden Gate Bank to $3.025 million, as a result of securing two new credit lines with Bank of the West, one for $1,025,000 and the other for $2,000,000. The credit line with

Golden Gate Bank was subsequently cancelled. In the future, we expect to continue to acquire or establish factories in China which will give us the capability to manufacture those product lines our management believes are the most profitable.

The impact of our four factory operations is as follows:

(i)

 In February of 2008, Worldwide established a solar division that focuses on photovoltaic module technology under the brand name of “AmeriSolar.”   For the year ended December 31, 2008, this division generated $30,999,962 in sales with a net profit of $865,860. We expect profits and revenues to increase in 2009.

(ii)

Shanghai Intech Precision Machinery Co. Ltd. generated revenues of approximately $3,887,410 and a net income of $144,000 for the year ending December 31, 2008.  Revenues increased by $1,042,410 or approximately 36.6% over period ending December 31, 2007 where revenues were $2,845,000.  Revenue increase as a result of increased orders from Shanghai GM. Net profit decreased from $257,000 for the year ending December 31, 2007 to $144,000 for the period ending December 31, 2008. The decrease was $113,000 or approximately 44%. This decrease in net profit was the result of renovation costs for a high capacity machine that will be placed into operation in the second half of 2009. In addition, the profit margins on GM products are less than other die-cast customers, resulting in lower margins and causing the decline in net profits.

(iii)

 Shanghai Intech, the Company’s quality assurance arm and electronics factory, had revenues of approximately $6,613,502 and net income of $382,088   for the year ending December 31, 2008 compared to revenues of $5,969,000 for the year ending December 31, 2007 and net income of $287,000.  Revenues increased by $644,502 or 10.8%. Additionally, net profits increased by $95,088 or 33.1%. The increase in net profit and revenues was result of continued demand from our customers. Further, the recently announced Detron acquisition will be combined with Intech’s electronics factory. This will serve to reduce overhead and streamline some of the operations. In 2008, Detron had revenues of approximately $5,401,962 and a net profit of $518,670. The acquisition was not completed until October 14, 2008; therefore, Detron’s revenue numbers and profits have little impact on Intech’s financial results.

With the continuing transition into direct manufacturing, we expect to continue to increase sales outside the United States, and in particular, increase the number of customers in the PRC and European countries with our solar modules. Our costs to establish and improve these factories and enter new market with our solar modules will increase along with sales and profits.

Through the development of our product mix, which consists of solar modules, foundry, machining and stamping, electronics and fiber optics products lines, our business has become more diverse. In the past, foundry and machining and stamping accounted for more than 90% of our business. This percentage has decreased to approximately 45% since forming our solar division and factory. We expect that the solar module business will continue to become a larger part of the Company’s revenues and profits. For 2009, we expect solar modules sales to represent an excess of 65% of our total revenues.

Generally, our operating results have been, and will continue to be, affected by a number of factors, including the following:

•	our customers may cancel or delay orders or change production quantities;

•	overall market conditions in the solar industry;

•	integration of acquired businesses and facilities; and

•	managing growth and changes in our operations.

We also are subject to other risks, including risks associated with operating in foreign countries, changes in our tax rates, and fluctuations in currency exchange rates.

Management’s Discussion for December 31, 2008

Financial Condition

As of December 31, 2008, the current assets of Worldwide were $14,905,221 compared to current assets as of December 31, 2007 of $8,210,711. This represents an increase of $6,694,510 or approximately 44.9%. The increase in current assets was primarily the result of an increase in cash, accounts receivable, and inventory. The Company’s cash increased by $2,980,651 largely as a result of the Company’s sales in June 2008 of 1,055,103 shares of its common stock. As well, the Company had additional subscriptions for the sale of an aggregate of $252,027, or 56,007 shares of common stock. In addition, accounts receivable increased by 1,515,482 or 31.6% as a result of the Company’s sales growth. Accounts receivable were $4,790,506 for the year ending December 31, 2008 compared to $3,275,024 for the year ending December 31, 2007. The last major factor contributing to the increase in current assets was the increase in inventory of $1,421,617. Inventory was $3,754,765 for the year ending December 31, 2008 compared to $2,333,148 for the year ending December 31, 2007. Inventory increased as a result of the establishment in December of 2008 of the Ningbo Solar factory and the acquisition of Detron in October of 2008.

Current liabilities at December 31, 2008 totaled $6,622,731 compared with $4,447,946 at December 31, 2007. This represents an increase of $2,174,785 or 48.9%.  The increase in current liabilities was due to an increase in accounts payable of $946,936 or 38.6% as the result of the Company’s growth. Accounts payables were $3,400,253 in December of 2008 compared to accounts payable of $2,453,317 in December of 2007. The other major contributor to the increase in current liabilities was liabilities due to our recent acquisition of Detron in October of 2008, which amounted to $1,243,024.

Total assets were $ 19,092,295 for the year ended December 31, 2008 compared to $8,762,841 for the year ended December 31, 2007. The increase of $10,329,454 or approximately 117.9% was the result of the following factors: (1) sale of unregistered securities for $4,597,587; (2) the acquisition of Detron, and the establishment of the new solar factory in Ningbo, China.  This resulted in increases in property plant and equipment of $808,045. (3) Property, Plant and equipment totaled

$1,353,539 in year ending December 31, 2008 compared to $545,494 in December of 2007; (4) increase in inventory and accounts receivable due to the Company’s growth in 2008, and (5) the purchase of the AmeriSolar brand name and technology.

Results of Operations

Net sales for the year ending December 31, 2008 were $45,913,957 compared to $12,132,710 for the year ending December 31, 2007, an increase of $33,781,247 or approximately 278.4%.  The primary reason for the increase was due to our energy division which started in February 2008 and generating sales of $30,999,962. Additionally, the acquisition of Detron generated sales of $1,720,965 for the Company in the fourth quarter.

For the year ending December 31, 2008, gross profits were $6,167,671 (13.4%) compared to $3,782,089 in 2007 (31% of sales). The decline of gross profits as a percentage of sales (17.6 percentage points) occurred because the Company utilized more sub-contractors for the production of our solar modules, along with softness in the price of solar modules. It is expected that gross margins will improve as the Company continues its transition of becoming a direct manufacturer for its solar module products as the newly established factory becomes operational. As well, the outlook for solar modules margins will improve as the raw material necessary for the production of modules are expected to decline.

Cost of goods sold for the year ending December 31, 2008 was $39,746,286 compared to $8,350,621 for the year ending December 31, 2007. The increase of $31,395,665 or 376% was the result of greater sales and lower margins in the solar module industry.

Net profit for the year ending December 31, 2008 was $1,459,875 compared to $575,674 for the year ending December 31, 2007. The increase of $884,201 or 153.6% was the result of higher sales from our solar division. Net profit from this division was approximately 3%.  It is expected that gross margins will improve as the Company continues its transition to becoming a direct manufacturer for its solar module products as the newly established factory becomes operational. Further, the outlook for solar modules margins looks to improve as raw material necessary for production of modules are expected to decline.

General and administrative expenses for the year ending December 31, 2008 were $3,832,363 (8.3% of sales) compared to $2,769,847 (22.8% of sales) for the year ending December 31, 2007. The increase of $ 1,004,900, or 35.5%, was the result of increased staff and expenses associated with providing an appropriate infrastructure to support our growth and future growth. Further, the costs associated with being public increased over the last year.

Liquidity

The following is a summary of Worldwide’s cash flows from operating, investing, and financing activities during the periods indicated:

	Year ended December 31,
	2008	2007

Operating activities	$2,682,044	$252,456
Investing activities	$(2,811,318)	$(791,302)
Financing activities	$3,169,596	$1,133,674
Net effect on cash	$2,980,651	$672,024

The Company funded its growth largely from its proceeds of $4,747,970 from the sale on June 23, 2008 of 1,055,103 shares of its common stock. As well, the Company had additional subscriptions for the sale of an aggregate of $252,027 or 56,007 shares of common stock.  This was used to help fund these new acquisitions and to provide additional working capital for the Company. The Company netted $4,608,036 from the sales of these securities.

In 2008 our credit line was increased by approximately $775,000 from a line of credit in the amount of $2.25 million with Golden Gate Bank to $3.025 million, as a result of securing two new credit lines with Bank of the West, one for $1,025,000 and the other for $2,000,000. The credit line with Golden Gate Bank was subsequently cancelled. These revolving lines of credit are secured by the assets of the Company and guaranteed by its officers. At December 31, 2008 and 2007, the balances on the lines of credit with Bank of the West were $921,619 and $1,758,584, respectively. The maturity date of these two credit lines is May 20, 2009 and June 1, 2011, respectively. The balance outstanding as of March 31, 2009 is $1,300,000, and $700,000 is still available for use on the line of credit. Additionally, the second line of credit has a balance of $877,869 as of March 31, 2009, with $147,131 still available for use of equipment and facility purchases.

Further, the increase in net profits of $884,201 or 153.6% over the last year provided the Company with greater liquidity and financial resources. The Company feels that it has sufficient capital to continue to fund its operations.

For 2008, net cash provided by operations was $2,682,044 compared to net cash provided by operations of $252,456 for the year ended December 31, 2007, an increase of $2,429,588. The major factors for this increase in net cash through operations were customer deposits for our solar modules which totaled $960,873, and our accounts receivables, which provided $521,719 due to growth in solar modules. Net cash used in investing was $2,811,318 in 2008, compared to net cash used of $791,302 in 2007. This increase was the result of our acquisition of Detron and the establishment of our new solar module factory. The Company anticipates further expansion in 2009 and will finance this growth through Company profitability as well as outside sources of funding if required. Net cash flows provided by financing activities in 2008 was $3,169,596 compared to $1,133,674 in December 31, 2007. The increase was due to proceeds from the Company’s sales of unregistered securities which provided the Company with net proceeds of $4,608,036, and which helped the Company to expand its operations.

New Markets and Expansion of Operations in 2009

We plan to continue our expansion efforts in the solar module industry through expansion of our solar module factory in Ningbo, China. We will attempt to increase our customer base in this industry by achieving greater product enhancements and sales efforts. Further, we feel that our recent acquisition of Detron will bring more revenues and profits as we continue to streamline our present electronic factory into the new acquisition as well as improve the operation of Detron and our other factories in China. Additionally, we intend to begin expansion into the U.S. solar module market in the third quarter of 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

Tabular disclosure of contractual obligations

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	921,619			921,619
Capital Lease Obligations	911,111	267,831	340,984	302,296
Operating Lease Obligations
Purchase Obligations
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	75,480		75,480
Total	1,908,210	267,831	416,464	1,223,915

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

Inventories

Inventories consist of finished goods of manufactured products. Our inventory is based on customer orders and the duration of those orders. Cost is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. We have not recorded an allowance for slow-moving or obsolete inventory. Obsolete inventory at December 31, 2008 and 2007 was minimal.

Revenue Recognition

We recognize revenues in accordance with the guidelines of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition.” We recognize revenue from product sales when the orders are completed and shipped, provided that collection of the resulting receivable is reasonably assured. Amounts billed to customers are recorded as sales while the shipping costs are included in cost of sales. Returns on defective custom parts may only be exchanged for replacement parts within 30 days of the invoice date. Returns on defective parts, which can be resold, may be exchanged for replacement parts or for a refund.  Revenue from non-refundable customer tooling deposits is recognized when the materials are shipped or when the deposit is forfeited, whichever is earlier.

Foreign Currency Transactions and Translation

Transaction gains and losses result from a change in exchange rates between the functional currencies in which a foreign currency transaction is denominated and the reporting currency. They represent an increase or decrease in (i) the actual functional current cash flows realized upon settlement of foreign currency transactions and (ii) the expected functional currency cash flows on unsettled foreign currency transactions. All transaction gains and losses are included in other income or expense. For all periods presented, sales to customers were primarily denominated in Euros and U.S. dollars.

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the prevailing exchange rate in effect at each period end. Revenue and expenses are translated into U.S. dollars at the average exchange rate during the reporting period. Contributed capital is translated into U.S. dollars at the historical exchange rate when capital was injected. Any difference resulting from using the current rate, historical rate, and average rate in determination of retained earnings is accounted for as a translation adjustment and reported as part of comprehensive income or loss in the equity section. Exchange differences are recognized in the income statement in the period in which they occur.

Management has discussed the development and selection of these critical accounting policies with the Board of Directors and the Board has reviewed the disclosures presented above relating to them.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

See the following pages.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

WORLDWIDE ENERGY AND MANUFACTURING USA, INC.

South San Francisco, CA USA

We have audited the accompanying consolidated balance sheets of WORLDWIDE ENERGY AND MANUFACTURING USA, INC. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and other comprehensive income, stockholders’ equity, and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WORLDWIDE ENERGY AND MANUFACTURING USA, INC. and subsidiaries as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

April 05, 2009

 WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$5,092,476	$2,111,825
Accounts receivables, net of allowances of $45,634	4,790,506	3,275,024
Notes receivables	269,507	-
Inventories	3,754,765	2,333,148
Income tax receivable	-	82,131
Advances to suppliers	99,824	260,540
Related parties receivables	446,373	30,422
Prepaid and other current assets	451,770	117,621

Total current assets	14,905,221	8,210,711

Deposits paid for investment	1,724,976	-
Property, plant and equipment, net	1,353,539	545,494
Intangible assets	1,101,000	-
Other assets	7,559	6,636

Total assets	$19,092,295	$8,762,841

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,400,253	$2,453,317
Lines of credit	-	1,758,584
Accrued expenses	867,291	156,524
Tax payable	147,165	78,637
Due to related parties	1,243,024	-
Customer deposits	964,998	-
Current portion of long-term debt (note 10)	-	884

Total current liabilities	6,622,731	4,447,946

Non-current liabilities
Long term loan	937,075	-
Loan payable to stockholders	60,024	498,812
Total non-current liabilities	997,099	498,812

Total liabilities	7,619,830	4,946,758

Minority interest in subsidiary	612,639	-

Stockholders’ equity
Common stock (No Par Value: 100,000,000 shares authorized;
3,493,512 shares issued and outstanding)	6,108,379	270,746
Retained earnings	4,259,533	3,250,112

Accumulated other comprehensive income	491,914	295,225

Total stockholders’ equity	10,859,826	3,816,083

Total liabilities and stockholders’ equity	$19,092,295	$8,762,841

See accompanying notes to consolidated financial statements.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

	For The Year Ended
	December 31
	2008	2007
Revenue
Regular sales, net of returns of $0 in 2007 and $0 in 2006	$45,913,957	$12,132,710

Cost of goods sold	39,746,286	8,350,621
Gross profit	6,167,671	3,782,089

Operating Expenses
Other selling, general and administrative expenses	3,832,363	2,769,847
Management and professional fees paid to shareholders (Note 13)	306,000	210,000
Stock based compensation	128,597	-
Depreciation	122,923	106,480

Total operating expenses	4,389,883	3,086,327

Net operating income	1,777,788	695,762

Other Income (expenses)
Interest income	21,995	12,548
Interest expenses	(120,038)	(79,544)
Interest expense paid to shareholders (Note 13)	(27,284)	(17,371)
Other income	114,057	254,265
Other expenses	(243,765)	-
Dividend income	242,770
Exchange loss	(364,067)	(355,712)
Gain on disposal	138,582	-

Total other expenses	(237,750)	(185,814)

Income from continuing operations before income taxes	1,540,038	509,948
Income taxes (expense) /benefit	(67,320)	65,726

Income from continuing operations before minority interest	1,472,718	575,674
Loss share by minority interest	(15,843)	-

Income from continuing operations	$1,456,875	$575,674
Income from discontinued operations, net of tax	2,385

Net income	1,459,260	575,674

Other comprehensive income
Foreign currency translation	196,689	135,610
Comprehensive income	$1,655,949	$711,284

Earnings per share

Continuing operations	$0.53	$0.28
Discontinued operations	$0.00	$0.00

Weighted average shares outstanding	2,731,995	2,035,495

See accompanying notes to the consolidated financial statements

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCK HOLDERS’ EQUITY

	Common Stock No Par Value		Retained Earnings	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Number of Shares	Amount		Income

Balance, December 31, 2006	2,030,863	$208,871	$2,674,438	$159,615	$3,042,924

Share Issued at $3.75 per share for services	16,500	61,875	-	-	61,875
Net income for the year ended December 31, 2007	-	-	575,674	-	575,674
Comprehensive income - unrealized loss on foreign currency translation	-	-	-	135,610	135,610

Balance, December 31, 2007	2,047,363	$270,746	$3,250,112	$295,225	$3,816,083

Share Issued at $3.67 per share for services	35,040	128,597	-	-	128,597
Share Issued at $3.67 per share for acquisition of brand name	300,000	1,101,000	-	-	1,101,000
Share Issued at $4.5 per share for raising fund by deducting the issuance cost of $391,961	1,055,103	4,356,009	-	-	4,356,009
Share Issued at $4.5 per share for raising fund	56,006	252,027	-	-	252,027
Net income for the year	-	-	1,459,260	-	1,459,260
Comprehensive income - unrealized loss on foreign currency translation	-	-	-	196,689	196,689
Dividend paid to ex-shareholders of new acquired subsidiary	-	-	(449,839)	-	(449,839)

Balance, December 31, 2008	3,493,512	$6,108,379	$4,259,533	$491,914	$10,859,826

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended
	December 31,
	2008	2007
Cash flows from operating activities
Net income	$1,459,260	$575,674
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	193,948	106,480
Allowance for bad debts	(20,000)	(75,349)
Stock based compensation expense	128,597	61,875
Dividend paid to shareholders of new subsidiary	(449,837)	-
Minority interest	15,843	-
Gain on disposal of property, plant and equipment	42,763	-
Gain on disposal of subsidiary	138,582	-

Changes in operating assets and liabilities:
Accounts receivable	521,719	(787,967)
Inventories	(610,826)	213,309
Notes receivable	(44,064)	-
Income tax receivable	80,906	339
Advances to suppliers	187,228	(32,765)
Related parties payable	-
Prepaid and other current assets	(87,169)	(66,740)
Accounts payable	(189,464)	800,624
Accrued expenses	316,820	(615,741)
Income tax payable	36,865	36,192
Customer deposits	960,873	36,525

Net cash provided by operating activities	2,682,044	252,456

Cash flows from investing activities
Cash from acquired subsidiary	411,316	-
Loan to related parties	-	(585,854)
Capital expenditure	(768,411)	(205,448)
Acquisition of investment in subsidiary	(729,421)	-
Deposits paid for investment in subsidiaries	(1,724,802)	-

Net cash used in investing activities	(2,811,318)	(791,302)

Cash flows from financing activities
Proceeds from issuance of common stock	4,608,036	-
Repayment / proceeds of line of credit	(1,758,584)	1,141,732
Proceeds / repayment from long-term debt	937,074	(1,151)
Repayment of shareholders loan	(439,672)	(23,212)
Loan to related parties	(410,364)	16,305
Loan from related parties	233,106	-

Net cash flows provided by financing activities:	3,169,596	1,133,674

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS- CONTINUED

Effect of exchange rate changes in cash	(59,671)		77,196

Net increase in cash	2,980,651		672,024

Cash- beginning of year	2,111,825		1,439,801

Cash- end of year	$5,092,476		$2,111,825

Supplemental disclosure of non cash investing and financing activities:
Stock based compensation expenses	$128,597	$
Acquisition cost payable	$285,714	$
Acquisition of intangible assets by issuance of shares	$1,101,000	$

Interest paid in cash	$147,322		$93,296
Income taxed paid in cash	$28,509		$96,768

See accompanying notes to the consolidated financial statements

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

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

Description of Business

Worldwide Energy and Manufacturing USA, Inc. (“Worldwide” or “the Company”) is a manufacturing engineering firm and international contract manufacturer, using factories in China, primarily servicing customers in Europe, South Korea for our solar modules and United States-based companies that outsource their smaller scale production orders for offshore production in China. From our inception in 1993 until 2005, we were strictly an intermediary or “middle man,” working with our customers and our subcontractors to assure that our customers received high quality components on a timely basis that fulfilled their specific needs. While we still subcontract a significant portion of our business, since 2005, we have begun the transition to becoming a direct contract manufacturer, operating several of our own factories.  Recently, we announced two additional factories allowing us to become a direct manufacturer for solar modules and for power supply units as described below:

In February of 2008, Worldwide established a solar division that focuses on photovoltaic module technology under the brand name of “AmeriSolar.”  On February 25, 2008, the Company changed its name from Worldwide Manufacturing USA, Inc. to Worldwide Energy and Manufacturing USA, Inc. in order to reflect its expansion into the solar energy industry. The Company issued 300,000 restricted shares for the AmeriSolar brand name. Worldwide leased a 129,167 square foot facility in Ningbo, China. The lease term is from July 18, 2008 to July 17, 2013.This facility houses the production operations and R&D center for the Company’s solar division. This factory has the capability of producing 80MW which translates into approximately $224 million in revenues at full capacity based on current prices. By opening this factory we hope to increase gross margins and net margins in our solar division. Further, it will help us through the R&D department to continue to improve, develop and enhance our solar modules. We will continue to explore opportunities as well as expand our solar sales and distribution in the United States and Latin America. We currently sell our solar modules in Europe and South Korea. Our research shows that the United States has an abundance of solar rebate programs for both the commercial and residential markets at the local, state and federal level. We feel we are well positioned to sell our modules to large institutions in the U.S. This division generated $30,999,962 in sales for period ending December 31, 2008.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

1.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On October 14, 2008, Worldwide completed the acquisition of 55% of Shanghai De Hong Electric and Electronic Company Limited (“De Hong”) through acquiring 55% of the outstanding capital stock of De Hong, a China corporation, through Worldwide’s wholly owned subsidiary Intech Electro- Mechanical Products Co., Ltd., a Chinese corporation (“Intech”). The terms of the Agreement dated February 3, 2008 were that Intech paid cash consideration of approximately 1 million dollars for 55% interest in DeHong in two installments with the first installment of $714,286.00 being paid within three months of receiving the business license which occurred on October 10, 2008 and the second installment of $285,714 being paid no later than December 15, 2008.  The Company funded the acquisition with the sale of 1,055,103 shares of its common stock, or $4,747,970. The sale took place on June 23, 2008.  Shanghai De Hong Electric and Electronic Company is the holding company for the operating subsidiary Shanghai Intech -Detron Electronic Co. (“Detron”). Therefore, Worldwide received 55% control of the operating subsidiary Shanghai Intech-Detron Electric and Electronic Company Limited (“Detron”). Detron is a power supply factory in Shanghai, China with designing and R & D capabilities. Detron’s revenues were about $5.4 million for the twelve months ended December 31, 2008. Current management of Detron remained in place.

On May 18, 2005, the Company formed a new company called Changchun Chengde Automobile Air-Conditioner Co., Limited (“Chengde”), which is the manufacturer of automobile air-conditioners. In May 2008, Chengde ceased its business. As of September 30, 2008, Chengde completed the cessation process and the results of operations are recorded under the discontinued operations, amounting to $2,385 for the year ended December 31, 2008.   A detailed description of the cessation is described in footnote 17.

On November 14, 2005, we established a die-casting and machining factory through leasing an existing facility from a former supplier, and initially investing approximately $500,000 to upgrade the equipment and manufacturing buildings. In these transactions we acquired assets, the expertise of the employees, the managers of the factories, and a portion of the existing customers of those factories. In the third quarter of 2005, we also established an electronics manufacturing factory. As a result, of these two continued factory operations and the recently announce new factories described above, as of December 31, 2008 we own and operate four factories that we now use for the manufacture of certain product lines that we historically had to subcontract, and we are using the services of approximately 40 subcontractors to manufacture those product lines for which we do not have our own manufacturing capabilities.

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

YEARS ENDED DECEMBER 31, 2008 AND 2007

1.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Inventories

Inventories consist of finished goods of manufactured products.  Cost is stated at the lower of cost or market on a first-in, first-out (FIFO) basis.  The Company has not recorded an allowance for slow-moving or obsolete inventory.  Obsolete inventory at December 31, 2008 and December 31, 2007 was minimal.

Advertising Costs

The Company generally expenses advertising costs as incurred. Advertising expenses charged to operations were $1,116 and $0 in 2008 and 2007, respectively.

 WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

1.

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

YEARS ENDED DECEMBER 31, 2008 AND 2007

1.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The September 30, 2003 recapitalization of the Company qualifies as a reverse acquisition under Section 1.1502-75(d)(3) of the Internal Revenue Code.  Prior to this date, the stockholders of the Company had elected for it to be taxed as a “Subchapter S” corporation.  Subsequent to the recapitalization, the Company filed a consolidated tax return.

Intangibles

Patent costs and other identifiable intangibles are capitalized and generally amortized over useful lives of 10 years. If an intangible asset has an indefinite useful life it is not amortized. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. If no legal, regulatory, contractual, competitive, economic or other factors limit the useful life of the asset it shall be considered to be indefinite.

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

YEARS ENDED DECEMBER 31, 2008 AND 2007

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

Fair Value of Financial Instruments

Unless otherwise indicated, the fair value of all reported assets and liabilities, which represent financial instruments (none of which are held for trading purposes), approximate the carrying values of such instruments.  At December 31, 2008 and 2007, accounts receivable in the amounts of $921,619 and $1,326,487 respectively, were pledged as collateral in connection with bank loans.

Compensated Absences

Employees of the Company are entitled to be compensated for absences depending on job classification, length of service, and other factors.  At December 31, 2008 and 2007, the minimal amounts unused by employees could not be estimated, and accordingly, no provision is recorded.

Concentrations, Risks, and Uncertainties

In 2008, our six largest customers, Pramac Swiss SA, Enesystem Inc, Provent Solarpark, Pvline Gmbh and Schueco International KG accounted for 72% of our consolidated business. In 2007 Joslyn Sunbank, Joslyn Manufacturing, Radio Waves Corp and Teleflex Electrical, GE Transportation and Pacific Scientific-CA accounted for approximately 48% of consolidated net sales. The shift in our top customers was the result of the Company’s transition to solar modules where in 2008 the majority of our sales were achieved.

 WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

1.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Our five largest suppliers in 2008 were Changzhou Trina Solar Energy, Zhejiang Shuqimeng Photo Voltaic, Jiangsu Aide Solar Energy Technology Co, Jiangyin Hareon Power Co., Ltd and Baoding Tianwei Yingli New Energy Resource represented approximately $23 million of our purchases from external suppliers or approximately 75% of material purchase by the Company. In year ending 2007 our two largest material suppliers were Shanghai Huanxinnuo Electro-Mechanical Products Company (formerly named Shanghai Xinli Trading Company Ltd.) and Shanghai Machine Tool Co. Ltd., and they accounted for $573,328 or 6.8% and $724,891 or 8.6% respectively of the total materials purchased by Worldwide.  The shift in our top suppliers was also the result of the Company’s focus on the solar module industry. Worldwide Manufacturing has no agreements with any of these suppliers.

The Company’s customers in the aerospace, telecommunications, automotive, and electronics industries comprised the majority of its sales in 2007.  These four industries counted for 60% of the Company’s sales in 2007.  For the year ended December 31, 2008, 67.5% of the Company’s business was in the renewable energy industry.

As part of the production process, the Company may be required by its suppliers to advance funds under short-term agreements for tooling and other pre-production costs.  The loans are generally unsecured and may carry interest at the prevailing market rate for short-term instruments.  Such tooling is in most cases owned by the suppliers, and is a value primarily for the specific needs of the Company’s customers.  The Company in turn requires its customers to provide a non-refundable down payment to cover such startup costs.  In the event that a supplier is unable to fulfill its production agreements with the Company, management believes that other suppliers can be found for the Company’s products.  However, a change in suppliers would cause a delay in the production process, and could result in loss of tooling deposits and other supplier advances, which could negatively affect the Company’s operating results.  At December 31, 2008 and 2007, the balance of advances owed to the Company is $99,824 and $260,540, respectively.

The Company sells its goods and services internationally, although the majority of its revenue is derived from customers in Europe, South Korea and the United States and Europe.  As such, the Company is susceptible to credit risk on accounts and notes receivable from customers in that region.

 WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

1.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation

The Company will account for employee stock option plans under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services.”

Earnings Per Share

The Company adopted Statement of Financial Accounting Standard No. 128, “Earnings per Share” (“SFAS No. 128”), which is effective for annual periods ending after December 15, 1997.  Earnings per share (EPS) are computed based on the weighted average number of shares actually outstanding.

For the Year Ended	December 31, 2008	December 31, 2007

Weighted average number of common shares used	2,731,995	2,035,495

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

YEARS ENDED DECEMBER 31, 2008 AND 2007

1.

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

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities amendment of FASB Statement No. 133” (“SFAS 161”).  This statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures stating how and why an entity uses derivative instruments; how derivatives and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and its related interpretations; and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective in fiscal years beginning after November 15, 2008 and is required to be adopted by the Company in the first quarter of fiscal year 2009.  The Company does not expect the adoption of SFAS 161 will have a material impact on the Company’s disclosures.

Recent Accounting Pronouncements (Continued)

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. FAS 162 is not expected to have an impact on the financial statements.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

1.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this FSP is not expected to have an effect on the Company’s financial reporting.

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”). FSP 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP 14-1 is not currently applicable to the Company since the Company does not have convertible debt.

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

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

1.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this FSP is not expected to have an effect on the Company’s financial reporting.

2.

BUSINESS ACQUISITIONS

SHANGHAI-INTECH DETRON ELECTRONIC COMPANY, LTD.

On October 14, 2008, Worldwide Energy and Manufacturing USA, Inc. completed the acquisition of 55% of Shanghai De Hong Electric and Electronic Company Limited (“De Hong”) through acquiring 55% of the outstanding capital stock of De Hong, a Chinese corporation. After the completion of the acquisition, it changed its name into Shanghai Intech- Detron Electronic Co., Ltd (“Detron”). The terms of the Agreement dated February 3, 2008, were that Worldwide USA paid cash consideration of approximately $1 million dollars for 55% interest in DeHong with working capital dividend income of $270,579; as a result, the net purchase consideration of acquiring DeHong was $729,421.  The purchase consideration will be paid in two installments with the first installment of $714,286 being paid within three months of receiving the business license which occurred on October 10, 2008 and the second installment of $285,714 being paid no later than December 15, 2008. The Company funded the acquisition with some of the proceeds ($4,747,970) of the sale of 1,055,103 shares of its common stock.

Intech paid the first installment of $714,286 on behalf of Worldwide in September 2008 and the second installment of $285,714 was paid on March 2009.

Shanghai De Hong Electric and Electronic Company is the holding company for the operating subsidiary Shanghai Intech -Detron Electronic Co. (“Detron”). Through this operating subsidiary, Detron is a power supply factory in Shanghai, China with design and R & D capabilities. Detron revenues were about $4.1 million for the twelve months ended December 31, 2007 and about $6.17 million for the year ended December 31, 2008.  Current management of Detron has remained in place, although changes will be made in management of Shanghai De Hong Electric and Electronic Company where Intech and Shanghai Jingde Electric and Electronics Company limited will have 55% and 45 % control, respectively.

 WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

2.

BUSINESS ACQUISITIONS – (CONTINUED)

The Company adopted SFAS No. 141, Business Combinations, which requires the use of the purchase method of accounting for any business combinations initiated after June 30, 2002. The results of Detron and the estimated fair market values of the assets and liabilities have been included in our consolidated financial statements from the date of acquisition of September 30, 2009. The purchase price for Detron was allocated to the assets acquired and liabilities assumed of Detron based on fair values.

Cash	$411,316
Accounts Receivable	1,929,314
Note receivable	226,877
Inventories	774,295
Advances to suppliers	21,703
Prepaid and other current assets	231,967
Property, plant and equipment, net	158,520
Other assets	3,494
Trade payables	(962,839)
Accrued expenses	(422,943)
Income taxes payable	(29,717)
Related parties payable	(1,015,773)
45% Minority Interest	(596,793)

55% Net assets acquired	$729,421

3.

CASH AND CASH EQUIVALENTS

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and pledged deposits. As of December 31, 2008, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC and United States, which management believes are high credit quality financial institutions.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

4.

COMMITMENTS AND CONTINGENCIES

The Company leases its office spaces and certain vehicles under non-cancelable operating leases.  The Worldwide office lease requires increasing annual payments plus a share of operating costs.  Minimum future rental payments under non-cancelable operating leases with remaining terms in excess of one year as of December 31, 2008, in the aggregate and for each of the five succeeding fiscal years are as follows:

Year ended December 31

2009	$267,831
2010	188,641
2011	152,343
2012	152,343
2013	149,953

Total minimum future rental payment	$911,111

Total rent and lease expense was $273,803 and $175,783 as of December 30, 2008 and 2007, respectively.

5.

ACCOUNTS RECEIVABLE

Accounts receivable by major categories are summarized as follows:

	2008	2007

Accounts Receivable – pledged to banks	$921,619	$2,543,951
Accounts Receivable – others	3,914,512	847,984
	4,836,140	3,391,935
Less: allowances for doubtful accounts	(45,634)	(116,911)
Total	$4,790,506	$3,275,024

Under the terms of a revolving line of credit agreement with Bank of the West indicated in note 7, the revolving line of credit is secured by 70% of accounts receivable and all business assets of the Company and guaranteed by its officers.

Concentrations in Accounts Receivable - at December 31, 2008, no customer accounted for more than 10% of the Company’s accounts receivable. At December 31, 2007, one customer accounted for more than 10% of the Company’s accounts receivable, with total amounts of $672,186, representing 21% of total accounts receivable in aggregate.

 WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

6.

INVENTORIES

Inventories by major categories are summarized as follows:

	2008	2007

Raw materials	$752,249	$254,265
Work in progress	1,107,857	-
Finished goods	1,914,021	2,078,883

	3,774,127	2,333,148
Less: allowances for slowing moving items	19,362	-
Total	$3,754,765	$2,333,148

7.

PROPERTY AND EQUIPMENT

Property and equipment, which is located in the USA and PRC, consisted of the following at December 31, 2008:

	2008	2007
Vehicles	$248,112	$174,663
Furniture & fixtures	100,346	4,496
Equipment	1,107,151	768,734
Software	37,237	35,461
Leasehold improvements	57,669	9,170

	1,550,515	992,524
Less: accumulated depreciation	(627,791)	(447,030)

Construction in progress	430,815	-

Total	$1,353,539	$545,494

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

8.

INTANGIBLE ASSET

The intangible asset of $1,101,000 represents the brand name of “AmeriSolar” and the Company acquired this brand name by the issuance of 300,000 restricted shares. The value is 1,101,000 or $3.67 per share. The “AMERISOLAR” modules are backed by ISO 9001:2000 and ISO 14000 environmental quality certifications along with our commitment to provide the highest quality products.

The brand name is carried at cost and is not being amortized. If an intangible asset has an indefinite useful life it is not amortized. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. If no legal, regulatory, contractual, competitive, economic or other factors limit the useful life of the asset it shall be considered to be indefinite.  In recording of the brand name is was determined that the expected useful life is indefinite and cash flows from the brand name are expected to contribute to the Company over an indefinite period of time.

9.

DEPOSITS PAID FOR INVESTMENT

The deposits paid for investment represents Investment in Tomii International and Investment in Worldwide Energy and Manufacturing Ningbo (Solar factory) Co., Ltd, amounting to $51,876 and $1,673,100. The $51,876 gave Worldwide a 21% interest in Tomii International which is developing a pocket translation device for Chinese and English. The investment of $1,673,100 is for registered capital and working capital for the Ningbo Solar factory located in China.

10.

BANK LOAN

As of December 31, 2008, the Company has the following line of credit:

Banker	Amount of the credit line	Loan period	Interest rate	Secured by	Balance as at December 31, 2008

Bank of the West	$$1,025,000	5/20/2008 -6/1/2011	Wall Street Journal prime + 0.5%	70% Accounts receivable + 50% inventory	$921,619

Total loans					$921,619
Less: long term portion					(921,619)
					$-

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

10.

BANK LOAN – (CONTINUED)

For maturities of long-term loans are as follows as of December 31, 2008:

June 1, 2011	$921,619

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

The Company can borrow up to $2,000,000 and $1,025,000 within two credit lines. The maturity date of these two credit lines is May 20, 2009 and June 1, 2011 respectively. The balance outstanding as of March 31, 2009 is $1,300,000, and $700,000 is still available for use on the line of credit. Additionally, the second line of credit has a balance of $877,869 as of March 31, 2009, with $147,131 still available for use of equipment and facility purchases.

11.

STOCK TRANSACTION

On January 1, 2008, the Company issued 15,040 shares of its common stock to outside consultants and 20,000 shares of its common stock to an employee, valued at $128,597, fair value, which is reflected in stock based compensation expense. In addition, the Company’s stock symbol changed from “WWMU” to “WEMU” in the first quarter of 2008 to better reflect the Company’s change in focus to the renewable clean energy sector.

In February of 2008, Worldwide established a solar division that focuses on photovoltaic module technology under the brand name of “AmeriSolar.”  On February 25, 2008, the Company changed its name from Worldwide Manufacturing USA, Inc. to Worldwide Energy and Manufacturing USA, Inc. in order to reflect its expansion into the solar energy industry. The Company issued 300,000 restricted shares for the AmeriSolar brand name. This division generated $30,999,962 in sales for period ending December 31, 2008.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

11.

STOCK TRANSACTION – (CONTINUED)

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

On July 24, 2008, the Company received subscriptions for the sale of an aggregate of $252,027 or 56,006 shares of common stock (the “Shares”). Concurrently with the issuance of the Shares, the Company also issued an aggregate of 36,404 Series A Warrants of the Company (the “Series A Warrants”) and an aggregate of 19,602 Series B Warrants of the Company (the “Series B Warrants”). The Series A Warrants are exercisable for a period of 24 months from closing at an exercise price of $7.00 per share.  The Series B Warrants are exercisable for a period of 36 months from the closing at an exercise price of $9.00 per share.  The Series A and Series B Warrants provide the investors with full ratchet anti-dilution protection with relation to the exercise price of the warrant for a period of 18 months from the closing. The Series A and Series B Warrants may not be exercised if, after such exercise, such holder would beneficially own, as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder, more than 9.99% of the number of shares of common stock then issued and outstanding. From these two sales of unregistered securities the Company received proceeds of $4,608,036.

The total number of common stock outstanding as of December 31, 2008 was 3,493,512.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

12.

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

13.

RELATED PARTY TRANSACTIONS

The Company paid wages in the amount of $306,000 and $210,000 to certain stockholders, who are also members of the Board of Directors, as of December 31, 2008 and 2007 respectively.

Mr. Jimmy Wang and Mrs. Mindy Wang, who are principal stockholders, executive officers and members of the Board of Directors of the Company, have advanced funds to the Company for working capital purposes.  At December 31, 2008, the Company owed Jimmy and Mindy Wang $60,024.  The advances are interest bearing at 8% per annum, with a default interest rate of 10%. All unpaid amounts on this note are due in full on January 1, 2010.  The Company paid cash in the amount of $27,284 for interest expense to Mr. and Mrs. Wang for the year ended December 31, 2008.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

14.

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

Foreign currency risk

Most of the transactions of the Company were settled in Renminbi, U.S. dollars and Euros.  Therefore, the Company has significant foreign currency risk exposure.

The Company’s operations are substantially in foreign countries:

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

YEARS ENDED DECEMBER 31, 2008 AND 2007

15.

INCOME TAXES

The Company and its subsidiaries are included in a consolidated United States federal and state income tax return. The Company computes its provision for deferred federal income taxes using the liability method in which deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities for the Company and each of its subsidiaries, and are measured using the enacted tax rates. Income tax expense for the years ended December 31, 2008 and 2007 consists of the following:

2007	Current	Deferred	Total
Federal	$6,337	$-	$6,337
State	3,134	-	3,134
Foreign	4,893	-	4,893
	$14,364	$-	$14,364

2008	Current	Deferred	Total
Federal	$15,110	$-	$15,110
State	-	-	-
Foreign	-	-	-
	$15,110	$-	$15,110

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

16.

SEGMENT INFORMATION

The Company’s operations are classified into four principal reportable segments that provide different products or services.  Worldwide USA purchases and sells manufactured goods and solar modules from China procured by its subsidiary, Shanghai Intech Electro-Mechanical Products Co., Ltd. (“Intech Electro”).  Intech Electro provides technical advisory, design, delivery, material procurement, and manufacturing quality control services. Additionally, Intech Electro produces various types of electrical parts. Intech Precision is the Company’s die cast factory producing parts primarily in the auto industry. Detron is a power supply factory in Shanghai, China with designing and R & D capabilities.

Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies, and because of the geographic location of each entity.

Segmental Data – 2008

Reportable Segments

(amounts in thousands)

	WWMUSA Manufacturing	Intech Electro	Intech Precision	Detron	Discontinued Operations	Total
External revenue	39,666	588	3,939	1,721	-	45,914
Intersegment revenue	-	6,025	-	-	-	6,025
Interest income	18	-	4	-	-	22
Interest expense	(93)	(27)	-	-	-	(120)
Depreciation	(13)	(26)	(7)	(77)	-	(123)
Net income (loss) after tax	896	382	144	35	2	1,459	(1)

Expenditures for long-lived assets	1	183	12	102	-	768

(1) $(216) in inter-company profit was eliminated in consolidation.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

16.

SEGMENT INFORMATION (CONTINUED)

Segmental Data – 2007

Reportable Segments

(amounts in thousands)

	WWMUSA	Intech Electro	Intech Precision	Discontinued Operations	Total
External revenue	8,723	298	2,845	267	12,133
Intersegment revenue	-	5,671	-	-	5,671
Interest income	7	2	4	-	13
Interest expense	(79)	-	-	-	(79)
Depreciation	(88)	(15)	(3)	(4)	(106)
Net income (loss) after tax	(81)	409	248	-	576	(1)

Expenditures for long-lived assets	23	23	128	-	174

(1) $5,010 in inter-company profit was eliminated in consolidation.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

17.

DISCONTINUED OPERATION

Changchun Chengde Automobile Air-Conditioner Co., Limited, the Company’s wholly owned air-condition factory that makes units for small trucks, ceased its business in May 2008.  The results of operations are recorded under the discontinued operations amounting $0 and $2,385 for the years ended December 31, 2008 and 2007 respectively. The discontinued operations incurred a gain of the disposal of $138,582.

18.

SUBSEQUENT EVENT

On November 10, 2008 the Company announced the establishment of a new solar module production and R&D facility. Worldwide Energy and Manufacturing has leased a 129K square-foot facility in Ningbo, China. This facility will house the Company’s research center and part of its photovoltaic (PV) manufacturing operations.

The city of Ningbo is about a two-hour and 15 minute drive from downtown Shanghai. The capacity of the factory is 60 to 80 megawatts per year. Based on current market prices for solar modules 60 to 80 megawatts equates to approximately US$225 million to $300 million in potential revenues per year.

In February of 2009 the Company filed an application to list its securities on the NASDAQ Capital Market. The Company has been responding to comments by NASDAQ and feels it meets all requirements for listing at this time with the exception of not having a bid price of $4.00 on its common shares.

Item 9.

  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On or about January 1, 2006, Child, Sullivan & Company, the principal accountant for WORLDWIDE ENERGY AND MANUFACTURING USA, INC. (the “Company”) changed its accounting practice from a corporation to a professional limited liability company named Child, Van Wagoner & Bradshaw, PLLC.  As this is viewed as a separate legal entity, the Company terminated its accounting arrangement with Child, Sullivan & Company as principal accountant and engaged Child, Van Wagoner & Bradshaw, PLLC, as the Company’s principal accountants for the Company’s fiscal year ending December 31, 2005 and the interim periods for 2005 and 2006.  The decision to change principal accountants was approved by the Audit Committee of the Company’s Board of Directors and subsequently approved by the Board of Directors.

None of the reports of Child, Sullivan & Company, on the Company’s financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

There were no disagreements between the Company and Child, Sullivan & Company, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Child, Sullivan & Company, would have caused them to make reference to the subject matter of the disagreement in connection with its report. Further, Child, Sullivan & Company has not advised the Registrant that:

1) information has come to the attention of Child, Sullivan & Company which made it unwilling to rely upon management’s representations, or made it unwilling to be associated with the financial statements prepared by management; or

2) the scope of the audit should be expanded significantly, or information has come to the attention of Child, Sullivan & Company that they have concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the   underlying financial statements, or the financial statements issued or to be issued covering the fiscal year ending December 31, 2005.

On or about January 1, 2006 the Registrant engaged Child, Van Wagoner & Bradshaw, PLLC as its principal accountant to audit the Registrant’s financial statements as successor to Child, Sullivan & Company.  During the Registrant’s two most recent fiscal years or subsequent interim period, the Registrant has not consulted with the entity of Child, Van Wagoner & Bradshaw, PLLC regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant’s financial statements, nor did the entity of Child, Van Wagoner & Bradshaw, PLLC provide advice to the Registrant, either written or oral, that was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting.

Item 9A. Controls and Procedures

The Securities and Exchange Commission defines the term disclosure controls and procedures to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms.   The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms.

Based on an evaluation performed, the Company’s certifying officers have concluded that the disclosure controls and procedures were effective as of December 31, 2008, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company’s internal control over financial reporting during the last quarter of the fiscal year ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following are the directors and executive officers of Worldwide.

Name	Age	Position

Jimmy Wang	53	CEO and Chairman
Mindy Wang	51	Secretary, Treasurer, and a Director
John Ballard	50	Chief Financial Officer and a Director
Jeff Watson	46	President

The directors named above serve for one-year terms until their successors are elected or they are re-elected at the annual stockholders’ meeting. Officers hold their positions at the pleasure of the board of directors. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current directors to the Company’s board. There are also no arrangements, agreements or understandings between non-management stockholders and management under which non-management stockholders may directly or indirectly participate in or influence the management of the Company’s affairs.

Biographical Information

Jimmy Wang, Chief Executive Officer

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

Mindy Wang, Vice President, Secretary and Treasurer

Mindy Wang has over twelve years of accounting and financial management experience with Technology Power and Worldwide Manufacturing. From 1996 to the present, Ms. Wang has been controller and Director of WORLDWIDE ENERGY AND MANUFACTURING USA, INC. In September 1996, Ms. Wang founded, with her husband, WORLDWIDE ENERGY AND MANUFACTURING USA, INC. She became Controller and Director of the Colorado holding company of the same name on September 30, 2003. From 1991 to 1993 she was an accountant with Technology Power. The business of Technology Power was assembling personal computers for retail and business customers. From September 1993 to May 1996 Mr. Wang and Mindy Wang operated a sole proprietorship under the name Worldwide Manufacturing USA. Ms. Wang earned the equivalent of a Bachelors Degree in International Business from the University of California at the Los Angeles Institute of Economics and Management in Beijing and attended the Master’s program of the Business Education of the University of Minnesota. Ms. Wang is the wife of Jimmy Wang.

John Ballard, Chief Financial Officer

John Ballard became Chief Financial Officer of Worldwide and its California operating subsidiary in September 30, 2003. John Ballard has more than fifteen years of business management, project management, and accounting experience. From January 2002 to the present, Mr. Ballard has been a financial consultant and director of Reveal Systems, Inc., a software development company and internet provider based in Longmont, Colorado. Mr. Ballard recently helped to complete the acquisition of Reveal Systems by Stewart Title in January of 2007. Mr. Ballard was the Chief Financial Officer of Call Solutions Inc., a publicly traded company, from October 1999 to November 2002. Call Solutions was in the business of opening call centers. From 1997-1999, Mr. Ballard owned and operated various food operations, Cookies ‘N’ Kreme and Lincoln Street Cafe in the Denver Metropolitan Area. In 1993, Mr. Ballard retired and he traveled until 1997. From 1988 to 1993, Mr. Ballard was Chief Financial Officer for Apple Sundries, Inc., a Denver retail chain. Since 1999, Mr. Ballard has been a major stockholder, owning 10% or more, and a consultant in five blank check companies, Tabatha I, Inc., Tabatha II, Inc., Tabatha III, Inc. (Worldwide’s predecessor), Tabatha IV, Inc., and Tabatha V, Inc. Mr. Ballard holds a Bachelor of Science Degree in Management and Marketing from the University of Colorado where he graduated Magna Cum Laude. Mr. Ballard also holds a Masters of Business in Administration from Regis University.

Jeff Watson, President

Mr. Watson was elected as President on January 14, 2008.  He has over 23 years of manufacturing experience supporting a variety of industries and markets.  He started his career as an engineer in the power transmission industry with Fasco Gearmotors, a vertically integrated design and manufacturing company producing gear-motors, linear actuators and the supporting electronic controls.  He held several engineering and managerial positions until leading the organization as General Manager from 1999 to 2001.  In 2001, Mr. Watson joined Joslyn Sunbank and led the company as President until 2008.  Joslyn Sunbank, a division of the Danaher Corporation, is as leader in the design and manufacture of high reliability electrical components and sub-systems serving Aerospace and Defense markets globally.  Mr. Watson has grown the businesses that he has led through operational excellence and the successful application of Lean Manufacturing principles.  He earned a Bachelor of Science Degree in Mechanical Engineering from the University of Missouri.

Meetings and Committees of the Board of Directors

The Board of Directors of the Company held one formal meeting during the fiscal year ended December 31, 2008. All incumbent directors attended 100% of the Board meetings held during their respective tenures, either in person, or telephonically. The Board of Directors did not have nominating or compensation committees, or committees performing similar functions in 2008.

In February of 2009 the Company established an audit committee, a governance Committee and compensation committee.

Code of Ethics

On August 27, 2004, the Company adopted a Code of Ethics.

Audit Committee Financial Expert

Worldwide did not have an audit committee in 2008. The entire board of directors functions as the audit committee. Worldwide has established an audit committee effective in February of 2009 along with a financial expert on its audit committee. These new members are outside the Company and are independent. There are three members on our audit committee.

Item 11.  Executive Compensation

Worldwide USA pays annual salaries of $185,000 to Jimmy Wang, CEO; Jeff Watson, President, receives $100,000; Mindy Wang, Vice President, Secretary and Treasurer receives $85,000, and John Ballard, Chief Financial Officer, receives a salary of $36,000. Board members received no compensation in 2008.

There are no retirement plans in place.

Summary Compensation Table

Name	Principal Position	Year	Salary

Jimmy Wang	CEO	2006	$206,000
Jimmy Wang	CEO	2007	$139,167
Jimmy Wang	CEO	2008	$185,000

Mindy Wang	Sec./Treas./ Vice President	2006	$50,000
Mindy Wang	Sec./Treas./ Vice President	2007	$70,833
Mindy Wang	Sec./Treas./ Vice President	2008	$85,000

John Ballard	Chief Financial Officer	2006	$24,000
John Ballard	Chief Financial Officer	2007	$24,000
John Ballard	Chief Financial Officer	2008	$36,000

Jeff Watson	President	2008	$100,000

There are non-competition agreements with Jimmy Wang CEO, Mindy Wang, Vice President and John Ballard, CFO. There are one-year employment agreements with all upper management positions.  The employment contracts all expire on May 25, 2008. They can be terminated or renewed at the will of both employee and Worldwide.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information relating to the beneficial ownership of Company common stock as of December 31, 2008 by (i) each person known by Worldwide to be the beneficial owner of more than 5% of the outstanding shares of common stock and (ii) each of Worldwide’s directors and executive officers. Unless otherwise noted below, Worldwide believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Title of Class	Name and Address of Beneficial Owner	Number of Shares Held	Percent of Class

Common Stock	Jimmy Wang (1) (2) Worldwide Energy and Manufacturing USA, Inc. 408 N. Canal Street South San Francisco, CA 94080	1,620,954 (3)	46.4%

Common Stock	Mindy Wang (1) (2) Worldwide Energy and Manufacturing USA, Inc. 408 N. Canal Street South San Francisco, CA 94080	1,620,954 (3)	46.4%

Common Stock	John Ballard (1) (2) Worldwide Energy and Manufacturing USA, Inc. 408 N. Canal Street South San Francisco, CA 94080	69,396	2.0%

Common Stock	Jeff Watson (2) Worldwide Energy and Manufacturing USA, Inc. 408 N. Canal Street South San Francisco, CA 94080	---------

All officers and directors as a group (4 in number)		1,690,350	48.3%

(1) The person listed is a director of the Company.

(2) The person listed is an officer of the Company.

(3) Jimmy and Mindy Wang are husband and wife. Each holds directly 810,476 shares, but is deemed to beneficially own the shares owned by the other.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Mr. Jimmy Wang and Mrs. Mindy Wang, who are principal stockholders, executive officers and members of the Board of Directors of the Company, have advanced funds to the Company for working capital purposes.  At December 31, 2008, the Company owed Jimmy and Mindy Wang $60,024.  The advances are interest bearing at 8% per annum, with a default interest rate of 10%. All unpaid amounts on this note are due in full on January 1, 2010.  The Company paid cash in the amount of $27,284 for interest expense to Mr. and Mrs. Wang for the year ended December 31, 2008.

Item 14.  Principal Accounting Fees and Services.

Audit-Related Fees

The aggregate fees billed by Child, Sullivan & Company for the audit of the Company’s annual financial statements were $85,000 with $5,000 being paid for the review of the Company’s statements included in its quarterly reports on Form 10-Q during year ending December 31, 2008. The total fees paid in 2008 were $90,000.

Tax Fees

The aggregate fees billed by Child, Van Wagoner & Bradshaw, PLLC for tax compliance, tax advice and tax planning were $6,775 for fiscal year ended 2008 and $5,000 for the fiscal year ended 2007.

All Other Fees

Child, Van Wagoner & Bradshaw, PLLC did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2008 and 2007.

Audit Committees pre-approval policies and procedures.

We do not have an audit committee. The Board of Directors approved our engagement of Child, Van Wagoner & Bradshaw, PLLC. No services described in Item 9(e) (2) through 9(e)(4) of Schedule 14A were performed by our auditors.

Item 15. Exhibits, Financial Statement Schedules.

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

3.2

Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 11, 2000).

3.3

Amendment to the Articles of Incorporation to change the name of the Company from Tabatha III, Inc. to Worldwide Manufacturing USA, Inc., filed with the Colorado Secretary of State on November 4, 2003. *

3.4

Amendment to the Articles of Incorporation to change the name of the Company from Worldwide Manufacturing USA, Inc. to Worldwide Energy and Manufacturing USA, Inc., filed with the Colorado Secretary of State on February 4, 2008. *

4.1

Specimen Common Stock Certificate (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 11, 2000).

4.2

Specimen Class A Convertible Preferred Stock Certificate (incorporated by reference from Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission on October 11, 2000).

10.1

Common Stock Purchase Warrant (incorporated by reference from Form 10-KSB filed with the Securities and Exchange Commission on September 27, 2001).

10.2

Employment Agreement with Jimmy Wang. *

10.3

Employment Agreement with Mindy Wang. *

10.4

Employment Agreement with John Ballard. *

10.5

Employment Agreement with Jeff Watson. *

14.1

Code of Ethics (incorporated by reference from Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

21.1

Subsidiaries of Worldwide Energy and Manufacturing USA, Inc. *

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

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC.

By: /S/ JIMMY WANG

Jimmy Wang, CEO, and Director

Date: April 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /S/ JIMMY WANG

Jimmy Wang, CEO, and Director

Date: April 13, 2009

By: /S/ JEFF WATSON

Jeff Watson, President

Date: April 13, 2009

By: /S/ MINDY WANG

Mindy Wang, Secretary, Treasurer and a director

Date: April 13, 2009

By: /S/ JOHN BALLARD

John Ballard, Chief Financial Officer / Principal Accounting Officer

Date: April 13, 2009