Form 10-Q
period 2009-03-31
WORLDWIDE ENERGY & MANUFACTURING USA INC
filed 2009-05-14
CIK 1111816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large Accelerated Filer   [  ]                                                               Accelerated Filer   [  ]

Non-Accelerated Filer     [  ]                                                  Smaller reporting company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes__   No X

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at May 14, 2009
Common Stock, no par value	3,617,512

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

(a)

The unaudited financial statements of registrant for the three months ended March 31, 2009, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$3,520,399	$5,092,476
Accounts receivables, net of allowances of $272,430 and $45,634, respectively	8,600,995	4,790,506
Notes receivables	149,937	269,507
Inventories	4,665,481	3,754,765
Tax receivable	240,001	-
Advances to suppliers	745,603	99,824
Related parties receivables	439,100	446,373
Prepaid and other current assets	405,069	451,770

Total current assets	18,766,585	14,905,221

Property, plant and equipment, net	2,029,878	1,353,539
Intangible assets	1,101,000	1,101,000
Goodwill	293,279	-
Deposits paid for investment	1,551,890	1,724,976
Investment	16,000	-
Other assets	-	7,559

Total assets	$23,758,632	$19,092,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,563,166	$3,400,253
Accrued expenses	524,468	867,291
Bank loan	1,300,000	-
Tax payable	120,903	147,165
Due to related parties	1,242,248	1,243,024
Customer deposits	133,599	964,998

Total current liabilities	10,884.384	6,622,731

Non-current liabilities
Bank loan-long term portion	877,869	937,075
Loan payable to stockholders	-	60,024
Total non-current liabilities	877,869	997,099

Total liabilities	11,762,253	7,619,830

Worldwide’s Stockholders’ equity
Common stock (No Par Value : 100,000,000 shares authorized;
3,617,512 shares issued and outstanding)	6,296,899	6,108,379
Retained earnings	4,702,687	4,259,533
Deferred stock based compensation	(140,400)	-
Accumulated other comprehensive income	512,949	491,914

Total Worldwide’s stockholders’ equity	11,372,135	10,859,826

Non-controlling interest	624,244	612,639

Total equity	11,996,379	11,472,465

Total liabilities and stockholders’ equity	$23,758,632	$19,092,295

See accompanying notes to unaudited condensed consolidated financial statements.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

(UNAUDITED)

	For The Three Months Ended
	March 31.
	2009	2008
Revenue
Sales, net of returns of $0 in 2009 and $0 in 2008	$10,281,867	$5,404,083

Cost of goods sold	8,382,275	4,239,033
Gross profit	1,899,592	1,165,050

Operating Expenses
Other selling, general and administrative expenses	1,205,781	701,085
Management and professional fees paid to shareholders (Note 10)	90,000	80,320
Stock based compensation	32,120	110,000
Depreciation	73,176	3,972

Total operating expenses	1,401,077	895,377

Operating income	498,515	269,673

Other Income (expenses)
Interest income	11,113	1,137
Interest expenses	(7,602)	(34,441)
Interest expense paid to shareholders (Note 10)	-	(17,446)
Other income	903	-
Exchange gain	3,928	-

Total other expenses	8,342	(50,750)

Net income before income taxes	506,857	218,923
Income taxes (expense)/benefit	(38,546)	11,404

Net income before non-controlling interest	468,311	230,327
Non-controlling interest	(25,157)	-

Net income attributable to the Company	443,154	230,327

Other comprehensive income
Foreign currency translation	21,035	98,423
Comprehensive income attributable to the non-controlling interest	(13,552)	-
Comprehensive income attributable to the Company	$450,637	$328,750

Earnings per share	$0.13	$0.11

Weighted average shares outstanding	3,527,956	2,069,863

See accompanying notes to unaudited condensed consolidated financial statements.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities
Net income	$443,154	$230,327
Income attributable to non-controlling interest	11,605	-
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	73,176	27,830
Allowance for bad debts	226,796	(20,000)
Stock issued for services	48,120	110,000

Changes in operating assets and liabilities:
Accounts receivable	(4,037,285)	(2,543,985)
Inventories	(910,716)	240,934
Income tax receivable	(240,001)	(10,974)
Loan receivable-affiliate	126,067	-
Notes receivable	(519,712)	(987,203)
Prepaid and other current assets	54,260	98,312
Accounts payable	4,162,913	1,826,234
Accrued expense	(342,823)	(12,028)
Income tax payable	(26,262)	(19,344)
Customer deposits	(831,399)	-

Net cash used in operating activities	(1,888,174)	(1,059,897)

Cash flows from investing activities

Loan to related parties	-	(25,987)
Purchase of property and equipment	(749,515)	(26,570)
Purchase of investment	(136,193)	(40,680)

Net cash used in investing activities	(885,708)	(93,237)

Cash flows from financing activities
Proceeds from shareholders loan	-	1,606,954
Repayment of shareholders loan	(60,024)	-
Principal payments on loan term debt	-	(884)
Proceeds from line of credit	1,300,000	-
Repayment of bank loans	(59,206)	(116,962)

Net cash flows provided by financing activities:	1,180,770	1,489,108

Effect of exchange rate changes in cash	21,035	55,331

Net (decrease)/ increase in cash	(1,572,077)	391,305

Cash- beginning of period	5,092,476	2,111,825

Cash- end of period	$3,520,399	$2,503,130

Supplemental disclosure of non cash investing and financing activities:
Interest paid in cash	$-	$51,887
Income taxed paid in cash	$39,564	$-

See accompanying notes to unaudited condensed consolidated financial statements.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

MANAGEMENT'S REPRESENTATION OF INTERIM FINANCIAL INFORMATION

The accompanying unaudited financial statements have been prepared by Worldwide Energy and Manufacturing USA, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited financial statements at December 31, 2008 as filed in the Company Form 10-K filed with the Commission on April 14, 2009.

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

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On October 14, 2008, Worldwide completed the acquisition of 55% of Shanghai De Hong Electric and Electronic Company Limited (“De Hong”) through acquiring 55% of the outstanding capital stock of De Hong, a China corporation, through Worldwide’s wholly owned subsidiary Intech Electro- Mechanical Products Co., Ltd., a Chinese corporation (“Intech”). The Company funded the acquisition with the sale of 1,055,103 shares of its common stock, or $4,747,970. The sale of stock took place on June 23, 2008.  Shanghai De Hong Electric and Electronic Company is the holding company for the operating subsidiary Shanghai Intech -Detron Electronic Co. (“Detron”). Therefore, Worldwide received 55% control of the operating subsidiary Shanghai Intech-Detron Electric and Electronic Company Limited (“Detron”). Detron is a power supply factory in Shanghai, China with designing and R & D. The terms of Agreement dated February 3, 2008 was that Worldwide USA paid cash consideration of approximately 1 million dollars for 55% interest in DeHong. Intech paid the first installment of $714,286 on behalf of Worldwide in September, 2008. During the three months ended March 31, 2009, Worldwide paid back $714,286 to Intech and further paid $308,414 for the second installment and the total consideration of the investment is $1,022,700.

On August 15, 2008, the Company formed a new company called Nantong Ningbo Solar factory (“Ningbo Solar”), which is the solar energy research and development manufacturer. The Company established a factory to provide installation services to different solar project. The Company also acts as agent to import or export the products and services overseas.

On November 14, 2005, we established a die-casting and machining factory through leasing an existing facility from a former supplier, and initially investing approximately $500,000 to upgrade the equipment and manufacturing buildings. In these transactions we acquired assets, the expertise of the employees, the managers of the factories, and a portion of the existing customers of those factories. In the third quarter of 2005, we also established an electronics manufacturing factory. As a result, of these two continued factory operations and the recently announced new factories described above, as of December 31, 2008 we own and operate four factories that we now use for the manufacture of certain product lines that we historically had to subcontract, and we are using the services of approximately 40 subcontractors to manufacture those product lines for which we do not have our own manufacturing capabilities.

Principles of Consolidation

The accompanying financial statements include Worldwide Energy and Manufacturing USA, Inc., a Colorado corporation and a public company, its operating subsidiary, Worldwide USA, a California corporation, and six subsidiary companies, Shanghai Intech Electro-Mechanical Products Co., Ltd., Shanghai Intech Precision Mechanical Products Ltd., Shanghai Intech-Detron Electric and Electronic Company Limited, Ningbo Solar Factory, and Shanghai De Hong Electric and Electronic Company Limited, owned by Worldwide USA.  Intercompany transactions have been eliminated in consolidation.

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

Inventories

Inventories consist of finished goods of manufactured products.  Cost is stated at the lower of cost or market on a first-in, first-out (FIFO) basis.  The Company has not recorded an allowance for slow-moving or obsolete inventory.  Obsolete inventory at March 31, 2009 and December 31, 2008 was minimal.

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

Intangibles

Brand name has an indefinite useful life and it is carried at cost and is not being amortized. The Company reviews its intangible assets annually for impairment, or sooner, if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Research and Development

The Company expenses the cost of research and development as incurred.  No research and development costs were charged to operations during 2009 or 2008.

Goodwill

Goodwill represents the excess of the purchase price over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in business acquisitions. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, management of the Company evaluates the carrying value of goodwill annually or when a possible impairment is indicated. The Company performs its impairment annually during the fourth quarter of the fiscal year.

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

Fair Value of Financial Instruments

Unless otherwise indicated, the fair value of all reported assets and liabilities, which represent financial instruments (none of which are held for trading purposes), approximate the carrying values of such instruments.  At March 31, 2009 and December 31, 2008, accounts receivable in the amounts of $8,600,995 and $4,790,506 respectively, were pledged as collateral in connection with bank loans.

Compensated Absences

Employees of the Company are entitled to be compensated for absences depending on job classification, length of service, and other factors.  At March 31, 2009 and 2008, the minimal amounts unused by employees could not be estimated, and accordingly, no provision is recorded.

Concentrations, Risks, and Uncertainties

The Company did not have concentration of business with suppliers constituting greater than 10% of the Company’s gross sales during 2009 and 2008.

In the first quarter of 2009 and 2008, 62% and 0% of the company's business was in the renewable energy industry.

As part of the production process, the Company may be required by its suppliers to advance funds under short-term agreements for tooling and other pre-production costs.  The loans are generally unsecured and may carry interest at the prevailing market rate for short-term instruments.  Such tooling is in most cases owned by the suppliers, and is a value primarily for the specific needs of the Company’s customers.  The Company in turn requires its customers to provide a non-refundable down payment to cover such startup costs.  In the event that a supplier is unable to fulfill its production agreements with the Company, management believes that other suppliers can be found for the Company’s products.  However, a change in suppliers would cause a delay in the production process, and could result in loss of tooling deposits and

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

other supplier advances, which could negatively affect the Company’s operating results.  At March 31, 2009, the balance of advances owed to the Company is $745,603.

The Company sells its goods and services internationally, although the majority of its revenue is derived from customers in the United States and Europe.  As such, the Company is susceptible to credit risk on accounts and notes receivable from customers in that region.  Additionally, a significant portion of the Company’s U.S. customers consists of entities in the solar industry, which has proven to be sensitive to swings in the economic cycle.  Generally, the Company does not obtain security from its customers in support of accounts receivable.

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

For the Three months Ended	March 31, 2009	March 31, 2008
Weighted average number of common shares used	3,527,956	2,069,863

Recent Accounting Pronouncements

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

Recent Accounting Pronouncements (Continued)

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60 (SFAS 163).  This statement clarifies accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  SFAS 163 is effective beginning this interim period ended March 31, 2009. Because the Company does not issue financial guarantee insurance contracts, the adoption of this standard did not have an effect on its financial position or results of operations.

On January 1, 2009, the Company adopted FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. Application of this FSP is not expected to have a significant impact on the financial statements

On January 1, 2009, the Company adopted FSP EITF 03-6-1, Determining Whether Instruments Granted Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.

All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP.  The adoption of EITP 03-6-1 did not have an impact on the Company as the Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this FSP is not expected to have an effect on the Company's financial reporting.

In April 2008, the FASB issued EITF 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock, (EITF 07-05).  EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of FAS 133. The Company adopted EITF 07-05 on January 1, 2009, the adoption of EITF 070-05 is not expected to have an effect on the Company’s financial reporting.

3.

COMMITMENTS AND CONTINGENCIES

The Company leases its office spaces and certain vehicles under non-cancelable operating leases.  The Worldwide office lease requires increasing annual payments plus a share of operating costs.  Minimum future rental payments under non-cancelable operating leases with remaining terms in excess of one year as of March 31, 2009, in the aggregate and for each of the five succeeding fiscal years are as follows:

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31
2009	$201,096
2010	188,851
2011	152,512
2012	152,512
2013	150,120

Total minimum future rental payment	$845,091

Total rent and lease expense was $103,874 and $42,274 for the three months ended March 31, 2009 and 2008, respectively.

4.

ACCOUNTS RECEIVABLE

Accounts receivable by major categories are summarized as follows:

March 31, 2009

Accounts Receivable – pledged to banks	$3,424,576
Accounts Receivable – others	5,448,849
8,873,425
Less: allowances for doubtful accounts	272,430
Total	$8,600,995

Under the terms of a revolving line of credit agreement with Bank of the West indicated in note 11, the revolving line of credit is secured by 70% of accounts receivable and all business assets of the company and guaranteed by its officers.

Concentrations in Accounts Receivable - At March 31, 2009, three customers accounted for more than 10% of the company's accounts receivables with total amounts of $4,909,491 representing 45.5% of the total accounts receivables in aggregate. At March 31, 2008, one customer accounted for more than 10% of the Company’s accounts receivable, with a total amount of $2,497,855, representing 52% of total accounts receivable in the aggregate.

5.       INVENTORIES

Inventories by major categories are summarized as follows:

March 31, 2009

Raw materials	$922,888
Work in progress	490,492
Finished goods	2,336,054
Finished goods – Pledge to the bank (refer to note 11)	916,047
4,665,481
Less: allowances for slowing moving items	-
Total	$4,665,481

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.

PROPERTY AND EQUIPMENT

Property and equipment, which is located in the USA and PRC, consisted of the following at March 31, 2009:

March 31, 2009
Vehicles	$381,404
Furniture & fixtures	196,152
Equipment	1,701,081
Software	37,252
Others	38,429
Leasehold improvements	229,126

Less: accumulated depreciation	(985,546)

Construction in progress	431,980

Total	$2,029,878

7.

INTANGIBLE ASSET

The  1,101,000 or $3.67 per share. The “AMERISOLAR” modules are backed by ISO 9001:2000 and ISO 14000 environmental quality

The intangible asset of $1,101,000 represents the brand name of “Amerisolar” and the Company acquired this brand name by the issuance of 300,000 restricted shares at $3.67 per share. The "AMERISOLAR" modules are backed by ISO 9001:2000 and ISO 14000 environmental quality certifications.

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

8.

DEPOSITS PAID FOR INVESTMENT

On June 24, 2008, the Company paid $51,876 for an investment in Tomii International. The $51,876 gave Worldwide a 21% interest in Tomii International, which is developing a pocket translation device for Chinese and English.

On February 1, 2009, the Company paid $1,500,000 as deposits for the incorporation of the subsidiaries of Nantong Ningbo Solar factory located in China for the purpose of registered capital and working capital.  The money will be used to purchase the land and to build a new facility.

9.

INVESTMENT

On March 20, 2009 the Company exchanged 8,000 shares at $2.00 for one investment unit in JK Advisors Fund, LLC (“JK”) which is a partnership with approximately $1,250,000 in assets. Management of the Company has reviewed the investment in JK for impairment and determined there is no indication that the carrying amount of JK may not be recoverable.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.

GOODWILL

On October 14, 2008, Worldwide completed the acquisition of 55% of Shanghai De Hong Electric and Electronic Company Limited (“De Hong”) through acquiring 55% of the outstanding capital stock of De Hong, a China corporation, through Worldwide’s wholly owned subsidiary Intech Electro- Mechanical Products Co., Ltd., a Chinese corporation (“Intech”). The Company funded the acquisition with the sale of 1,055,103 shares of its common stock, or $4,747,970. The sale of stock took place on June 23, 2008.  Shanghai De Hong Electric and Electronic Company is the holding company for the operating subsidiary Shanghai Intech -Detron Electronic Co. (“Detron”). Therefore, Worldwide received 55% control of the operating subsidiary Shanghai Intech-Detron Electric and Electronic Company Limited (“Detron”). Detron is a power supply factory in Shanghai, China with designing and R & D. The terms of Agreement dated February 3, 2008 was that Worldwide USA paid cash consideration of approximately 1 million dollars for 55% interest in DeHong. Intech paid the first installment of $714,286 on behalf of Worldwide in September, 2008. During the three months ended March 31, 2009, Worldwide paid back $714,286 to Intech and further paid $308,414 for the second installment and the total consideration of the investment is $1,022,700.

The Company recorded the difference between the net tangible assets of Detron $729,421 less the purchase price of $1,022,700 of $293,279 as goodwill.

Cash	$411,316
Accounts Receivable	1,929,314
Note receivable	226,877
Inventories	774,295
Advances to suppliers	21,703
Prepaid and other current assets	231,967
Property, plant and equipment, net	158,520
Other assets	3,494
Goodwill	293,279
Trade payables	(962,839)
Accrued expenses	(422,943)
Income taxes payable	(29,717)
Related parties payable	(1,015,773)
45% Minority Interest	(596,793)

55% Net assets acquired	$1,022,700

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.

BANK LOANS

As of March 31, 2009, the Company has the following lines of credit:

Banker	Amount of the credit line	Loan period	Interest rate	Secured by	Balance as of March 31, 2009

Bank of the West	$$1,300,000	5/20/2009- 5/20/2010	WallStreet Journal prime + 0.5%	70% Accounts receivable + 50% inventory	$1,300,000
Bank of the West	$$1,025,000	5/20/2008 -6/1/2011	WallStreet Journal prime + 0.5%	70% Accounts receivable + 50% inventory	$877,869

Total loans					$2,177,868
Less : long term portion					(877,869)
					$1,300,000

For maturities of long-term loans are as follows as of March 31, 2009:

June 1, 2011	877,869
$877,869

On May 20, 2008 the Company paid off its line of credit with Well Fargo in the amount of $960,000 and established a new credit facility with Bank of the West. Under the terms of the revolving line of credit agreement with Bank of the West dated May 20, 2008, the Company could borrow up to $3,025,000 at a rate of 5%. This rate is subject to change based on the prime rate for both credit lines. The revolving line of credit is secured by the assets of the Company and guaranteed by its officers.

The Company can borrow up to $2,000,000 and $1,025,000 under the two credit lines. The maturity dates of these two credit lines are May 20, 2010 and June 1, 2011, respectively. The balance outstanding on the first line as of March 31, 2009 is $1,300,000 and $700,000 is still available for used on the line of credit. The second line of credit has a balance of $877,869 as of March 31, 2009 resulting in $147,131 available for use of equipment and facility purchases.

12.

STOCK TRANSACTIONS

On March 6, 2009, the Company issued 120,000 shares of its common stock to consultants, valued at $187,200, as part of their compensation for the consulting services. The Company amortized the consultancy fee of $187,200 over the 12-month term of the agreement from January 1, 2009 to December 31, 2009. The expense is $15,600 for each month and total stock-based compensation expense would have been $46,800 for the quarter ended March 31, 2009. However, on January 2, 2009, one of the consultants returned 4,000 shares to the Company for the work that he did not perform, valued at $14,680 or $3.67 per share, so the total for the quarter was $32,120.

On March 20, 2009, the Company issued 8,000 shares of its common stock in exchange for one unit investment of JK Advisors Fund LLC, of which 1,000 shares were paid to the broker arranging the sale and the remainder was distributed to the members of the fund.

The total number of shares of common stock outstanding as of March 31, 2009 was 3,617,512.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.

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

14.

RELATED PARTY TRANSACTIONS

The Company paid wages in the amount of $90,000 and $80,320 to certain stockholders, who are also members of the Board of Directors, as of March 31, 2009 and 2008 respectively.

As of March 31, 2009 the Company has no outstanding loan balance or accrued interest between Jimmy and Mindy Wang, who are principal stockholders, executive officers and members of the Board of Directors of the Company.  At March 31, 2008, the Company owed Jimmy and Mindy Wang $ 1,195,766 which consisted of funds provided for working capital for the Company.  The advances are interest bearing at 8% per annum, with a default interest rate of 10%.  The Company paid cash in the amount of $17,446 for interest expense to Mr. and Mrs. Wang for the three months ended March 31, 2008 and no cash to such persons in the quarter ending March 31, 2009.

15.

OPERATING RISK

Interest rate risk

The interest rates and terms of repayment to the bank are disclosed in Note 11. Other financial assets and liabilities do not have material interest rate risk.

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

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.

OPERATING RISK (CONTINUED)

Foreign currency risk

Most of the transactions of the Company were settled in Euros, Renminbi, and U.S. dollars.  Thus, the company has significant foreign currency risk exposure.

Substantially all of the Company’s products are manufactured in China. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in China. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations

16.

SEGMENT INFORMATION

The Company’s operations are classified into seven principal reportable segments that provide different products or services.  Worldwide USA purchases and sells manufactured goods from China procured by its subsidiary, Shanghai Intech Electro-Mechanical Products Co., Ltd. (“Intech Electro”).  Intech Electro provides technical advisory, design, delivery, material procurement, and manufacturing quality control services.  Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies, and because of the geographic location of each entity. Shutai Precision sells die cast parts. Intech Detron is a power supply factory in Shanghai, China with designing and R & D capabilities.  Worldwide's Ningbo (“WM Ningbo”) manufactures and sells solar modules.

Segmental Data – 2009

Reportable Segments

(Amounts in thousands)

	WWMUSA Manufacturing	WWMUSA Solar	Intech Electro	Intech Precision	Shutai Precision	Intech Detron	WM Ningbo	Total
External revenue	1,781	6,412	47	260	218	1,087	477	10,282
Intersegment revenue	-	-	1,215	-	170	-		1,385
Interest income	8	-	-	-	-	-	3	11
Interest expense	-	-	-	-	-	-	-	-
Depreciation	(2)	-	(21)	(8)	(1)	(13)	(28)	(73)
Net (loss) profit after tax	338	-	166	(35)	(33)	31	(24)	443	(1)

Expenditures for long-lived assets	-	-	12	2	1	11	733	760

(1) No inter-company profit was eliminated in consolidation.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segmental Data – 2008

Reportable Segments

(Amounts in thousands)

	WWMUSA	Intech Electro	Intech Precision	Shutai Precision	Discontinued Operations	Total
External revenue	4,391	114	872	14	13	5,404
Intersegment revenue	-	1,152	-	-	-	1,152
Interest income	1	-	-	-	-	1
Interest expense	(30)	-	-	(5)	-	(35)
Depreciation	(4)	-	-	-	-	(4)
Net profit after tax	175	34	19	(7)	9	230	(1)

Expenditures for long-lived assets	6	12	-	9	-	27

(1) $(16,555) in inter-company profit was eliminated in consolidation.

ITEM  2.

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

Overview

Worldwide Energy and Manufacturing USA, Inc. (“Worldwide” or “the Company”) is a manufacturing engineering firm and international contract manufacturer, using factories in China, primarily supplying customers in Europe and South Korea with respect to our solar modules and United States-based companies that outsource their smaller scale production orders for offshore production in China. From our inception in 1993 until 2005, we were strictly an intermediary or “middle man,” working with our customers and our subcontractors to assure that our customers received high quality components on a timely basis that fulfilled their specific needs. While we still subcontract a significant portion of our business, since 2005, we have begun the transition to becoming a direct contract manufacturer, operating several of our own factories.  Recently, we announced two additional factories allowing us to become a direct manufacturer for solar modules and for power supply units as described below:

On October 14, 2008, Worldwide completed the acquisition of 55% of Shanghai De Hong Electric and Electronic Company Limited (“De Hong”) through acquiring 55% of the outstanding capital stock of De Hong, a China corporation, through Worldwide’s wholly owned subsidiary Intech Electro- Mechanical Products Co., Ltd., a Chinese corporation (“Intech”). The Company funded the acquisition with the sale of 1,055,103 shares of its common stock, or $4,747,970. The sale of stock took place on June 23, 2008.  Shanghai De Hong Electric and Electronic Company is the holding company for the operating subsidiary Shanghai Intech -Detron Electronic Co. (“Detron”). Therefore, Worldwide received 55% control of the operating subsidiary Shanghai Intech-Detron Electric and Electronic Company Limited (“Detron”). Detron is a power supply factory in Shanghai, China with designing and R & D. The terms of Agreement dated February 3, 2008 was that Worldwide USA paid cash consideration of approximately 1 million dollars for 55% interest in DeHong. Intech paid the first installment of $714,286 on behalf of Worldwide in September, 2008. During the three months ended March 31, 2009, Worldwide paid back $714,286 to Intech and further paid $308,414 for the second installment and the total consideration of the investment is $1,022,700.

On August 15, 2008, the Company formed a new company called Nantong Ningbo Solar factory (“Ningbo Solar”), which is the solar energy research and development manufacturer. The Company established a factory to provide installation services to different solar projects. The Company also acts as agent to import or export the products and services overseas.

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

Through the development of our product mix, which consists of solar modules, foundry, machining and stamping, electronics and fiber optics products lines, our business has become more diverse. In the past, foundry and machining and stamping accounted for more than 90% of our business. This percentage has decreased since forming our own factories along with our new energy division which now represents approximately 62% of our business and we expect this percentage to continue to increase in the foreseeable future.

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

Results of Operations

Net sales for the three months ending March 31, 2009 were $10,281,867 compared to net sales of $5,404,083 for the same period in 2008. This increase of $4,877,784 or approximately 90.3% was the result of an increase in orders in our energy division and the recent acquisition of Detron. Solar orders for quarter ending March 31, 2009 were $6,412,210 compared to $2,505,977 in the same period in 2008. This represents an increase of $3,906,233 or approximately 155.9%. Additionally, the recent acquisition of Detron resulted in an increase in revenues of approximately $1,087,000. The Company will continue to focus on the expansion of its energy division by the continued development of its newly established solar factory in Ningbo, China as well as the continued quality enhancements of its solar module brand, "Amerisolar".

Gross profit increased by $734,542, or approximately 63.0% from $1,165,050 in the quarter ending March 31, 2008 to $1,899,592 for the three months ending March 31, 2009,  primarily reflecting  solar module sales in the energy division

Cost of goods sold for the three months ended March 31, 2009 was $8,382,275 compared to $4,239,033 for the same period in 2008.  The increase of $4,143,242 or approximately 97.7% was the result of greater revenues in the energy division.

The gross margin was 18.5% for the three months ending March 31, 2009 compared to 21.6% in the same period in 2008. The declined of 3.1% in gross margin was the result of the Company utilizing more sub-contractors for production of our solar modules along with softness in the price of solar modules.   It is expected that gross margins will improve as the Company continues its transition of becoming a direct manufacturer for its solar module products as the newly established factory becomes operational. Further, the outlook for solar modules margins look to improve as raw material necessary for production of modules are expected to decline and margins to increase.

In the period ending March 31, 2009 there was stock based compensation of $32,120 compared to the non-cash deduction of $110,000 for stock based compensation in 2008. Further the Company had depreciation expense of $73,176 in the period ending March 31, 2009 compared to $3,972 in the same period of 2008, due to the greater amount of depreciable assets owned by the Company.

Net income before taxes for the three months ending March 31, 2009 was $506,857 compared to a net income before taxes of $218,923 in the same quarter of 2008. The increase of $287,934 or approximately 131.5% was largely the result of the increased sales of our solar modules. Net income after tax was $443,154 for the three months ending March 31, 2009 compared to a net income after tax of $230,327 in the same quarter of 2008. The increase of $212,827 or approximately 92.4% was also due to the increased sales of our solar modules.

General and administration expenses for the three months ended March 31, 2009, totaled $1,213,383 compared to $701,085 in the same quarter in 2008. The increase of $512,298 or approximately 73.1% was due to the establishment of our solar module factory and recent expenses associated with the acquisition of Detron.

LIQUIDITY

The following is a summary of Worldwide’s cash flows from operating, investing, and financing activities during the periods indicated:

	Three months ended March 31,
	2009	2008

Cash at Beginning of Period	$5,092,476	$2,111,825
Operating activities (used)	$(1,888,174)	(1,059,897)
Investing activities(Used)	$(885,708)	$(93,237)
Financing activities	$1,180,770	$1,489,108
Net effect on cash	$21,035	$55,331
Cash at End of Period	$3,520,399	$2,503,130

The Company funded its growth largely from its proceeds of $4,747,970 from the sale on June 23, 2008 of 1,055,103 shares of its common stock, and from additional sale of $252,027 or 56,007 shares of common stock later in 2008.  This was used to help fund these new acquisitions and to provide additional working capital for the Company. The Company netted $4,608,036 from the sales of these securities.

In 2008 our credit line was increased by approximately $775,000 from a line of credit in the amount of $2.25 million with Golden Gate Bank to $3.025 million, as a result of securing two new credit lines with Bank of the West, one for $1,025,000 and the other for $2,000,000. The credit line with Golden Gate Bank was subsequently closed. These revolving lines of credit are secured by the assets of the Company and guaranteed by its officers. The maturity date of these two credit lines is May 20, 2010 and June 1, 2011, respectively. The balance outstanding as of March 31, 2009 is $1,300,000, and $700,000 is still available for use on the line of credit. Additionally, the second line of credit has a balance of $877,869 as of March 31, 2009, with $147,131 still available for use of equipment and facility purchases.

In addition the increase in net profits of $212,827 or 92.4% over the quarter ending March 31, 2009 provided the Company with greater liquidity and financial resources. The Company feels that it has sufficient capital to continue to fund its operations.

For the quarter ending March 31, 2009, net cash used in operations was $1,888,174 compared to net cash used in March of 2008 of $1,059,897. The major factors for this increase in net cash used in operations were the increase in accounts receivables and inventory due to the Company's growth in sales. Net cash used in investing was $885,708 in the March 31, 2009 quarter, compared to net cash used of $93,237 in the same period of 2008. This increase was the result of our acquisition of Detron and the establishment of our new solar module factory. The Company anticipates further expansion in 2009 and will finance this growth through Company profitability as well as outside sources of funding if required. Net cash flows provided by financing activities in the March 31, 2009 quarter was $1,180,770 compared to $1,489,108 in 2008.

The Company raised approximately, $4,747,970 on June 23, 2008 and an additional $252,027 on July 24, 2008 for gross proceeds of approximately $5 million, or net proceeds of $4,586,916 after offering expenses. The Company issued 1,111,109 restricted common shares along with warrants to purchase an additional 1,111,109 shares with 722,221 warrants having an exercise price of $7.00 and 388,888 of those warrants having an excise price of $9.00. These funds were used to expand our energy division through the establishment of a new solar module factory announced on November 10, 2008 along the acquisition of a power supply company with designing and R&D capabilities.  Additionally, these funds will be used to provide additional working capital for the solar module factory to purchase raw materials and to expand the solar module business segment.

PLAN OF OPERATION

We plan to continue our expansion efforts in the solar module industry through expansion of our solar module factory in Ningbo, China. We will attempt to increase our customer base in this industry by achieving greater product enhancements and sales efforts. Further, we feel that our recent acquisition of Detron will bring more revenues and profits as we continue to streamline our present electronic factory into the new acquisition as well as improve the operation of Detron and our other factories in China. Additionally, we intend to begin expansion of our marketing into the U.S. solar module market in the third quarter of 2009.

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

Inventories

Inventories consist of finished goods of manufactured products. Our inventory is based on customer orders and the duration of those orders. Cost is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. We have not recorded an allowance for slow-moving or obsolete inventory. Obsolete inventory at March 31, 2009 was minimal.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign currency risk

We transact business in foreign currencies and may be exposed to risk resulting from fluctuations in foreign currency exchange rates, particularly the Renminbi, ("RMB"), and the Euro ("EUR"), which may result in gains or losses reported in our earnings. The volatilities in RMB and EUR are monitored by us throughout the year. We face two risks related to foreign currency exchange rates: translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. Dollars using period-end exchange rates. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against other currencies. Substantially all of the revenues of our foreign subsidiaries are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar reported revenues and expenses depending on the trend in currencies. Therefore, changes in foreign currency exchange rates may negatively affect our consolidated revenues and expenses. Net foreign currency transaction gains or losses arising from transactions in our foreign operations denominated in currencies other than the local functional currency are included in other income (expense), net in the consolidated statements of operations. While we have not engaged in foreign currency hedging to date, we may in the future use hedging programs, including currency forward contracts, currency options and/or other derivative financial instruments commonly utilized if it is determined that such hedging activities are appropriate to reduce risk. In addition substantially all of the Company’s products are manufactured in China. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in China. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

Inflation

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase with these increased costs

ITEM 4.

CONTROLS AND PROCEDURES

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

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of March 31, 2009, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the period ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting

PART II.  OTHER INFORMATION

Item 1A.

Risk Factors (herein incorporated by reference from Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2009).

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On March 6, 2009, the Company issued 120,000 shares of its common stock to consultants, valued at $187,200, as part of their compensation for the consulting services. The Company amortized the consultancy fee of $187,200 over the 12-month term of the agreement from January 1, 2009 to December 31, 2009. The expense is $15,600 for each month and total stock-based compensation expense would have been $46,800 for the quarter ended March 31, 2009. However, on January 2, 2009, one of the consultants returned 4,000 shares to the Company for the work that he did not perform, valued at $14,680 or $3.67 per share, so the total for the quarter was $32,120.

On March 20, 2009, the Company issued 8,000 shares of its common stock in exchange for one unit investment of JK Advisors Fund LLC, of which 1,000 shares were paid to the broker arranging the sale and the remainder was distributed to the members of the fund.

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

3.2

Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 11, 2000).

3.3

Amendment to the Articles of Incorporation to change the name of the Company from Tabatha III, Inc. to Worldwide Manufacturing USA, Inc., filed with the Colorado Secretary of State on November 4, 2003 (herein incorporated by reference from Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2009).

3.4

Amendment to the Articles of Incorporation to change the name of the Company from Worldwide Manufacturing USA, Inc. to Worldwide Energy and Manufacturing USA, Inc., filed with the Colorado Secretary of State on February 4, 2008 (herein incorporated by reference from Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2009).

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

10.1

Common Stock Purchase Warrant (incorporated by reference from Form 10-KSB filed with the Securities and Exchange Commission on September 27, 2001).

14.1

Code of Ethics (incorporated by reference from Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

21.1

Subsidiaries of Worldwide Energy and Manufacturing USA, Inc. (herein incorporated by reference from Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2009).

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

32.1

  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be singed on its behalf by the undersigned thereunto duly authorized.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC.

By: /S/ JIMMY WANG

 Jimmy Wang, CEO and Director (duly authorized officer)

Date:  May 14, 2009

By: /S/ JOHN BALLARD

 John Ballard, Chief Financial Officer (principal financial and accounting officer)

Date:  May 14, 2009