Form 10-K/A
period 2008-12-31
WORLDWIDE ENERGY & MANUFACTURING USA INC
filed 2009-08-19
CIK 1111816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment no. 1)

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

- - 1 - -

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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE

On August 10, 2009, the management of Worldwide Energy and Manufacturing USA, Inc. concluded that its financial statements for the year ended December 31, 2008, which are included in its Form 10-K for the year ended December 31, 2008, did not properly account for certain items as of December 31, 2008 and for the year then ended in accordance with United States generally accepted accounting principles, and, as a result, the accompanying financial statements have been restated..

.

- - 2 - -

WORLDWIDE ENERGY AND MANUFACTURING USA, INC.

2008 ANNUAL REPORT ON FORM 10-K

INDEX

PART I

Item 1. Business

General

Item 1B. Unresolved Staff Comments

Item 2. Properties

Item 3. Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities                                                                                                                                                                                   - 14 -

Item 6.  Selected Financial Data

Summary Consolidated Financial Data

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Tabular disclosure of contractual obligations

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Item 9.

  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

59

Item 9A. Controls and Procedures

60

Item 9B.  Other Information

61

PART III

62

Item 10.  Directors, Executive Officers and Corporate Governance.

62

Item 11.  Executive Compensation

64

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

65

Item 13. Certain Relationships and Related Transactions, and Director Independence.

66

Item 14.  Principal Accounting Fees and Services.

67

Item 15. Exhibits, Financial Statement Schedules.

68

SIGNATURES

70

- - 3 - -

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

- - 4 - -

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

- - 5 - -

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

- - 6 - -

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

- - 7 - -

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

- - 8 - -

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

- - 9 - -

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

- - 10 - -

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

- - 11 - -

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

- - 12 - -

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

- - 13 - -

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

- - 14 - -

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

(In U.S. dollars, except per share data)

	December 31, 2008 (restated)	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003
Statement of Income Data

Revenues	$45,913,957	$12,132,710	$11,409,300	$8,713,431	$6,700,593	$5,999,630

Cost of Sales	$39,746,286	$8,350,621	$8,022,875	$5,911,417	$4,153,368	$4,051,225

Operating Expenses	$4,389,883	$3,086,327	$2,183,056	$2,285,085	$1,777,379	$1,948,405

Income From Operations	$1,777,788	$695,762	$1,203,369	$516,929	$769,846	$520,777

Income Taxes	$(284,278)	$65,726	$38,937	$1,700	$256,492	$38,500

Net Income	$1,001,648	$575,674	$969,429	$581,166	$521,486	$540,872

Number of Shares Issued and Outstanding	3,493,512	2,047,363	2,030,863	2,024,002	2,011,842	2,000,000

Income from Operations Per Share	.65	.34	.59	.26	.38	.26

Weighted Average Number of Shares Outstanding	2,731,995	2,035,495	2,030,863	2,024,002	2,011,842	2,000,000

Net Income Per Share	.37	.28	.48	.29	.26	.27

- - 15 - -

	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003
Balance Sheet Data

Current Assets	$14,660,221	8,210,711	$6,599,094	$4,916,119	$2,199,978	$1,760,468

Total Assets	$19,133,009	8,762,841	$7,127,847	$5,427,736	$2,621,760	$2,562,792

Total Current Liabilities	$7,125,493	4,447,946	$3,562,899	$2,773,935	$1,311,219	$1,751,211

Total Long-Term Liabilities	$997,099	498,812	$522,024	$1,268	$16,827	$174,353

Total Shareholders’ Equity	$10,397,778	3,816,083	$3,042,924	$1,942,573	$1,293,714	$637,228

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

- - 16 - -

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

- - 17 - -

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

- - 18 - -

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

- - 19 - -

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

Management’s Discussion for December 31, 2008

Financial Condition

As of December 31, 2008, the current assets of Worldwide were $14,660,221 compared to current assets as of December 31, 2007 of $8,210,711. This represents an increase of $6,449,510 or approximately 78.5%. The increase in current assets was primarily the result of an increase in cash, accounts receivable, and inventory. The Company’s cash increased by $2,980,651 largely as a result of the Company’s sales in June 2008 of 1,055,103 shares of its common stock. As well, the Company had additional subscriptions for the sale of an aggregate of $252,027, or 56,007 shares of common stock. In addition, accounts receivable increased by 1,515,482 or 31.6% as a result of the Company’s sales growth. Accounts receivable were $4,790,506 for the year ending December 31, 2008 compared to $3,275,024 for the year ending December 31, 2007. The last major factor contributing to the increase in current assets was the increase in inventory of $1,421,617. Inventory was $3,754,765 for the year ending December 31, 2008 compared to $2,333,148 for the year ending December 31, 2007. Inventory increased as a result of the establishment in December of 2008 of the Ningbo Solar factory and the acquisition of Detron in October of 2008.

Current liabilities at December 31, 2008 totaled $7,125,493 compared with $4,447,946 at December 31, 2007. This represents an increase of $2,677,547 or 60.20%.  The increase in current liabilities was due to an increase in accounts payable of $946,936 or 38.6% as the result of the Company’s growth. Accounts payables were $3,400,253 in December of 2008 compared to accounts payable of $2,453,317 in December of 2007. The other major contributor to the increase in current liabilities was liabilities due to our recent acquisition of Detron in October of 2008, which amounted to $1,243,024.

Total assets were $ 19,133,009 for the year ended December 31, 2008 compared to $8,762,841 for the year ended December 31, 2007. The increase of $10,370,168 or approximately 118.3% was the result of the following factors: (1) sale of unregistered securities for $4,597,587; (2) the acquisition of Detron, and the establishment of the new solar factory in Ningbo, China.  This resulted in increases in property plant and equipment of $808,045. (3) Property, Plant and equipment totaled

- - 20 - -

$1,353,539 in year ending December 31, 2008 compared to $545,494 in December of 2007; (4) increase in inventory and accounts receivable due to the Company’s growth in 2008, and (5) the purchase of the AmeriSolar brand name and technology.

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

Net profit for the year ending December 31, 2008 was $1,001,648 compared to $575,674 for the year ending December 31, 2007. The increase of $425,974 or 74.0% was the result of higher sales from our solar division. Net profit from this division was approximately 3%.  It is expected that gross margins will improve as the Company continues its transition to becoming a direct manufacturer for its solar module products as the newly established factory becomes operational. Further, the outlook for solar modules margins looks to improve as raw material necessary for production of modules are expected to decline.

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

- - 21 - -

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

- - 22 - -

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

- - 23 - -

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

- - 24 - -

Management has discussed the development and selection of these critical accounting policies with the Board of Directors and the Board has reviewed the disclosures presented above relating to them.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

See the following pages.

- - 25 - -

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

- - 26 - -

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

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

April 05, 2009

- - 27 - -

 WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$5,092,476	$2,111,825
Accounts receivables, net of allowances of $45,634	4,790,506	3,275,024
Notes receivables	269,507	-
Inventories	3,754,765	2,333,148
Income tax receivable	-	82,131
Advances to suppliers	99,824	260,540
Related parties receivables	446,373	30,422
Prepaid and other current assets	206,770	117,621

Total current assets	14,660,221	8,210,711

Deposits paid for investment	1,724,976	-
Property, plant and equipment, net	1,353,539	545,494
Intangible assets	1,386,714	-
Other assets	7,559	6,636

Total assets	$19,133,009	$8,762,841

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,400,253	$2,453,317
Lines of credit	-	1,758,584
Accrued expenses	867,291	156,524
Tax payable	364,213	78,637
Acquisition Cost Payable	285,714
Due to related parties	1,243,024	-
Customer deposits	964,998	-
Current portion of long-term debt (note 10)	-	884

Total current liabilities	7,125,493	4,447,946

Non-current liabilities
Long term loan	937,075	-
Loan payable to stockholders	60,024	498,812
Total non-current liabilities	997,099	498,812

Total liabilities	8,122,592	4,946,758

Minority interest in subsidiary	612,639	-

Stockholders’ equity
Common stock (No Par Value: 100,000,000 shares authorized;
3,493,512 shares issued and outstanding)	6,108,379	270,746

- - 28 - -

Retained earnings	3,801,921	3,250,112
Accumulated other comprehensive income	487,478	295,225

Total stockholders’ equity	10,397,778	3,816,083

Total liabilities and stockholders’ equity	$19,133,009	$8,762,841

See accompanying notes to consolidated financial statements.

- - 29 - -

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

	For The Year Ended
	December 31
	2008	2007
Revenue
Regular sales, net of returns of $0 in 2007 and $0 in 2006	$45,913,957	$12,132,710

Cost of goods sold	39,746,286	8,350,621
Gross profit	6,167,671	3,782,089

Operating Expenses
Other selling, general and administrative expenses	3,832,363	2,769,847
Management and professional fees paid to shareholders (Note 13)	306,000	210,000
Stock based compensation	128,597	-
Depreciation	122,923	106,480

Total operating expenses	4,389,883	3,086,327

Net operating income	1,777,788	695,762

Other Income (expenses)
Interest income	21,995	12,548
Interest expenses	(120,038)	(79,544)
Interest expense paid to shareholders (Note 13)	(27,284)	(17,371)
Other income	114,057	254,265
Other expenses	(243,765)	-
Dividend income	242,770
Exchange loss	(364,067)	(355,712)
Loss on Disposal	(101,982)
Gain on disposal	-	-

Total other expenses	(478,314)	(185,814)

Income from continuing operations before income taxes	1,299,474	509,948
Income taxes (expense) /benefit	(284,278)	65,726

Income from continuing operations before minority interest	1,015,106	575,674
Loss share by minority interest	(15,843)	-

Income from continuing operations	$999,263	$575,674
Income from discontinued operations, net of tax	2,385

Net income	1,001,648	575,674

Other comprehensive income
Foreign currency translation	192,253	135,610
Comprehensive income	$1,193,901	$711,284

- - 30 - -

Earnings per share
Continuing operations	$0,37	$0.28
Discontinued operations	$0.00	$0.00

Weighted average shares outstanding	2,731,995	2,035,495

See accompanying notes to the consolidated financial statements

- - 31 - -

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCK HOLDERS’ EQUITY

	Common Stock No Par Value		Retained Earnings	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Number of Shares	Amount		Income

Balance, December 31, 2006	2,030,863	$208,871	$2,674,438	$159,615	$3,042,924

Share Issued at $3.75 per share for services	16,500	61,875	-	-	61,875
Net income for the year ended December 31, 2007	-	-	575,674	-	575,674
Comprehensive income - unrealized loss on foreign currency translation	-	-	-	135,610	135,610

Balance, December 31, 2007	2,047,363	$270,746	$3,250,112	$295,225	$3,816,083

Share Issued at $3.67 per share for services	35,040	128,597	-	-	128,597
Share Issued at $3.67 per share for acquisition of brand name	300,000	1,101,000	-	-	1,101,000
Share Issued at $4.5 per share for raising fund by deducting the issuance cost of $391,961	1,055,103	4,356,009	-	-	4,356,009
Share Issued at $4.5 per share for raising fund	56,006	252,027	-	-	252,027
Net income for the year	-	-	1,001,648	-	1,001,648
Comprehensive income - unrealized loss on foreign currency translation	-	-	-	192,253	192,253
Dividend paid to ex-shareholders of new acquired subsidiary	-	-	(449,839)	-	(449,839)

Balance, December 31, 2008	3,493,512	$6,108,379	$3,801,921	$487,478	$10,397,7781

- - 32 - -

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended
	December 31,
	2008	2007
Cash flows from operating activities
Net income	$1,001,648	$575,674
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	193,948	106,480
Allowance for bad debts	(20,000)	(75,349)
Stock based compensation expense	128,597	61,875
Dividend paid to shareholders of new subsidiary	(449,837)	-
Minority interest	15,843	-
Gain on disposal of property, plant and equipment	42,763	-
Loss on disposal of subsidiary	101,982	-

Changes in operating assets and liabilities:
Accounts receivable	521,719	(787,967)
Inventories	(610,826)	213,309
Notes receivable	(44,064)	-
Income tax receivable	80,906	339
Advances to suppliers	187,228	(32,765)
Related parties payable	-
Prepaid and other current assets	(87,169)	(66,740)
Accounts payable	(189,464)	800,624
Accrued expenses	652,590	(615,741)
Income tax payable	253,913	36,192
Customer deposits	960,873	36,525

Net cash provided by operating activities	2,682,044	252,456

Cash flows from investing activities
Cash from acquired subsidiary	411,316	-
Loan to related parties	-	(585,854)
Capital expenditure	(768,411)	(205,448)
Acquisition of investment in subsidiary	(729,421)	-
Deposits paid for investment in subsidiaries	(1,724,802)	-

Net cash used in investing activities	(2,811,318)	(791,302)

Cash flows from financing activities
Proceeds from issuance of common stock	4,608,036	-
Repayment / proceeds of line of credit	(1,758,584)	1,141,732
Proceeds / repayment from long-term debt	937,074	(1,151)
Repayment of shareholders loan	(439,672)	(23,212)
Loan to related parties	(410,364)	16,305
Loan from related parties	233,106	-

Net cash flows provided by financing activities:	3,169,596	1,133,674

- - 33 - -

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS- CONTINUED

Effect of exchange rate changes in cash	(59,671)		77,196

Net increase in cash	2,980,651		672,024

Cash- beginning of year	2,111,825		1,439,801

Cash- end of year	$5,092,476		$2,111,825

Supplemental disclosure of non cash investing and financing activities:
Stock based compensation expenses	$128,597	$
Acquisition cost payable	$285,714	$
Acquisition of intangible assets by issuance of shares	$1,101,000	$

Interest paid in cash	$147,322		$93,296
Income taxed paid in cash	$28,509		$96,768

See accompanying notes to the consolidated financial statements

- - 34 - -

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

- - 35 - -

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

- - 36 - -

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

- - 37 - -

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

- - 38 - -

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

- - 39 - -

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

- - 40 - -

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

- - 41 - -

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

- - 42 - -

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

- - 43 - -

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

- - 44 - -

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

- - 45 - -

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

- - 46 - -

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

Year ended December 31,

2009	$267,831
2010	188,641
2011	152,343
2012	152,343
2013	149,953

Total minimum future rental payment	$911,111

Total rent and lease expense was $273,803 and $175,783 as of December 30, 2008 and 2007, respectively.

5.

ACCOUNTS RECEIVABLE

Accounts receivable by major categories are summarized as follows:

	2008	2007

Accounts Receivable – pledged to banks	$921,619	$2,543,951
Accounts Receivable – others	3,914,521	847,984
	4,836,140	3,391,935
Less: allowances for doubtful accounts	(45,634)	(116,911)
Total	$4,790,506	$3,275,024

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

- - 47 - -

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

- - 48 - -

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

- - 49 - -

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

- - 50 - -

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

- - 51 - -

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

- - 52 - -

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

- - 53 - -

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

2007	Current	Deferred	Total
Federal	$6,337	$-	$6,337
State	3,134	-	3,134
Foreign	4,893	-	4,893
	$14,364	$-	$14,364

2008	Current	Deferred	Total
Federal	$161,469	$-	$161,469
State	55,579	-	55,579
Foreign	67,320	-	67,320
	$15,110	$-	$15,110

- - 54 - -

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

Segmental Data – 2008

Reportable Segments

(amounts in thousands)

	WWMUSA Manufacturing	Intech Electro	Intech Precision	Detron	Discontinued Operations	Total
External revenue	39,666	588	3,939	1,721	-	45,914
Intersegment revenue	-	6,025	-	-	-	6,025
Interest income	18	-	4	-	-	22
Interest expense	(93)	(27)	-	-	-	(120)
Depreciation	(13)	(26)	(7)	(77)	-	(123)
Net income (loss) after tax	438	382	144	35	2	1,001	(1)

Expenditures for long-lived assets	1	183	12	102	-	768

(1) $(216) in inter-company profit was eliminated in consolidation.

- - 55 - -

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

- - 56 - -

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

17.

DISCONTINUED OPERATION

Changchun Chengde Automobile Air-Conditioner Co., Limited, the Company’s wholly owned air-condition factory that makes units for small trucks, ceased its business in May 2008.  The results of operations are recorded under the discontinued operations amounting $782 and $2,385 for the years ended December 31, 2008 and 2007 respectively. The discontinued operations incurred a loss on the disposal of $101,982.

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

19.

RESTATEMENT

On August 10, 2009, the management of Worldwide Energy and Manufacturing USA, Inc. concluded that its financial statements for the year ended December 31, 2008, which are included in its Form 10-K for the year ended December 31, 2008, did not properly account for certain items as of December 31, 2008 and for the year then ended in accordance with United States generally accepted accounting principles, and, as a result, the financial statements have been restated to correct the errors. In particular, the following items were not properly accounted for:

	As Previously Reported	Retroactive Adjustment	As Restated

At December 31, 2008
- Prepaid and other current assets	$ 451,770	$ 206,770	$ (245,000)
- Total current assets	$ 14,905,211	$ 14,660,221	$ (245,000)
- Intangible assets	$ 1,101,000	$ 1,386,714	$ 285,714
- Total assets	$ 19,092,295	$ 19,133,009	$ 40,714
- Acquisition cost payable	$ --	$ 285,714	$ 285,714

- Total current liabilities	$ 6,622,731	$ 7,125,493	$ 502,762
- Total liabilities	$ 7,619,830	$ 8,122,592	$ 502,762
- Retained earnings	$ 4,259,533	$ 3,801,921	$ (457,612)
- Accumulated other comprehensive income	$ 491,914	$ 487,478	$ (4,436)
- Total stockholders’ equity	$ 10,859,826	$ 10,397,778	$ (435,048)
- Total liabilities and stockholders’ equity	$ 19,092,295	$ 19,133,009	$ 40,714

Fiscal Year 2008
- Total other expenses	$ (237,750)	$ (478,314)	$ (240,564)
- Income from continuing operations before income taxes	$ 1,540,038	$ 1,299,474	$ (240,564)
- Income from continuing operations before minority
Interest	$ 1,472,718	$ 1,015,106	$ (457,612)
- Income from continuing operations	$ 1,456,875	$ 999,263	$ (457,612)
- Net income	$ 1,459,260	$ 1,001,648	$ (457,612)
- Foreign currency translation	$ 196,689	$ 192,253	$ (4,436)
- Comprehensive income	$ 1,655,949	$ 1,193,901	$ (462,048)
- Earnings Per Share	$ 0.53	$ 0.37	$ (0.16)

The reclassification adjustments described above do not affect the previously reported balance sheet or results of operations for the fiscal year ended December 31, 2007.

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

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

Under the PCAOB standards, a significant deficiency is a control deficiency, or combination of control deficiencies, that, in Windes’ judgment, would adversely affect the ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that, in our judgment, results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The material weaknesses identified were as follows:

RESTATEMENT ISSUES: The restatement of the December 31, 2008 financials was the result of certain receivable accounts, accounts payable,  accrual expenses, including taxes, gain on disposal of  subsidiary and loss on disposal of subsidiary not being correctly recorded and therefore being adjusted resulting in the decline of net income of $1,001,648 rather than previously reported net income  of $1,459,260. The net effect was a net loss of $457,612 for the period ending December 31, 2008.

Our management has discussed these material weaknesses with our board of directors and has engaged in the following remediation efforts to ensure that the significant deficiencies do not reoccur: we are adding additional accounting staff with greater expertise to assist the company in preparation of its financial statement in China.

These remediation efforts are designed to address the material weaknesses identified and to improve and strengthen our overall control environment. We believe these actions will prevent the significant deficiencies from reoccurring. Our management, including our principal executive officer and principal financial officer, does not expect that disclosure controls or internal controls over financial reporting will prevent all errors, even as the aforementioned remediation measures are implemented and further improved to address all deficiencies. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The implementation of our remediation plan will require substantial expenditures, could take a significant period of time to complete, and could distract our officers and employees from the operation of our business. However, our management believes that these remediation efforts will be complete by the end of the 2009 fiscal year.

Our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the date of this report, under the supervision and with the participation of our president (also our principal executive officer) and chief financial officer (also our principal financial and accounting officer), in order to conclude if our disclosure controls and procedures are effective. Based on the information set forth above, our management has determined that, as of the date of this report, we do not have effective disclosure controls and procedures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, and including the matters noted above concerning the restatement, our management concluded that our internal control over financial reporting was not effective as of December 31, 2008.

This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following are the directors and executive officers of Worldwide.

Name	Age	Position

Jimmy Wang	53	CEO and Chairman
Mindy Wang	51	Secretary, Treasurer, and a Director
John Ballard	51	Chief Financial Officer and a Director
Jeff Watson	46	President

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

3.2

Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 11, 2000).

3.3

Amendment to the Articles of Incorporation to change the name of the Company from Tabatha III, Inc. to Worldwide Manufacturing USA, Inc., filed with the Colorado Secretary of State on November 4, 2003((incorporated by reference from Form 10-K filed with the Securities and Exchange Commission on April 14, 2009).

3.4

Amendment to the Articles of Incorporation to change the name of the Company from Worldwide Manufacturing USA, Inc. to Worldwide Energy and Manufacturing USA, Inc., filed with the Colorado Secretary of State on February 4, 2008((incorporated by reference from Form 10-K filed with the Securities and Exchange Commission on April 14, 2009).

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

10.1

Common Stock Purchase Warrant (incorporated by reference from Form 10-KSB filed with the Securities and Exchange Commission on September 27, 2001).

10.2

Employment Agreement with Jimmy Wang (incorporated by reference from Form 10-K filed with the Securities and Exchange Commission on April 14, 2009).

10.3

Employment Agreement with Mindy Wang (incorporated by reference from Form 10-K filed with the Securities and Exchange Commission on April 14, 2009).

10.4

Employment Agreement with John Ballard (incorporated by reference from Form 10-K filed   with the Securities and Exchange Commission on April 14, 2009).

10.5

Employment Agreement with Jeff Watson (incorporated by reference from Form 10-K filed   with the Securities and Exchange Commission on April 14, 2009).

14.1

Code of Ethics (incorporated by reference from Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

21.1

Subsidiaries of Worldwide Energy and Manufacturing USA, Inc. (incorporated by reference from Form 10-K filed   with the Securities and Exchange Commission on April 14, 2009).

31.1

 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended. *

31.2

  Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended. *

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

Date: August 18, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /S/ JIMMY WANG

Jimmy Wang, CEO, and Director

Date: August 18, 2009

By: /S/ JEFF WATSON

Jeff Watson, President

Date: August 18, 2009

By: /S/ MINDY WANG

Mindy Wang, Secretary, Treasurer and a director

Date: August 18, 2009

By: /S/ JOHN BALLARD

John Ballard, Chief Financial Officer / Principal Accounting Officer

Date: August 18, 2009