Form 10-Q/A
period 2009-03-31
WORLDWIDE ENERGY & MANUFACTURING USA INC
filed 2009-08-19
CIK 1111816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

On August 10, 2009, the management of Worldwide Energy and Manufacturing USA, Inc. concluded that its financial statements for the first quarter ended March 31, 2009, did not properly account for certain items in accordance with United States generally accepted accounting principles, and, as a result, cannot be relied upon. The restatement affects various assets, liabilities and equity accounts as a result of the improper classification of a loan receivable and expenses, including income tax expense.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)	(Restated)

ASSETS
Current assets:
Cash and cash equivalents	$3,520,399	$5,092,476
Accounts receivables, net of allowances of $272,430 and $45,634, respectively	8,600,995	4,790,506
Notes receivables	149,937	269,507
Inventories	4,665,481	3,754,765
Tax receivable	240,001	-
Advances to suppliers	745,603	99,824
Related parties receivables	439,100	446,373
Prepaid and other current assets	106,069	206,770

Total current assets	18,521,585	14,606,221

Property, plant and equipment, net	2,029,878	1,353,539
Intangible assets	1,101,000	1,101,000
Goodwill	285,714	-
Deposits paid for investment	1,551,890	1,724,976
Investment	16,000	-
Other assets	-	7,559

Total assets	$23,506,067	$19,133,009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,563,166	$3,400,253
Accrued expenses	524,468	867,291
Bank loan	1,300,000	-
Tax payable	337,951	364,213
Due to related parties	1,242,248	1,243,024
Customer deposits	133,599	964,998

Total current liabilities	11,101,432	7,125,493

Non-current liabilities
Bank loan-long term portion	877,869	937,075
Loan payable to stockholders	-	60,024
Total non-current liabilities	877,869	997,099

Total liabilities	11,979,301	8,122,592

Worldwide’s Stockholders’ equity
Common stock (No Par Value : 100,000,000 shares authorized;
3,617,512 shares issued and outstanding)	6,296,899	6,108,379
Retained earnings	4,237,510	3,801,921
Deferred stock based compensation	(140,400)	-
Accumulated other comprehensive income	508,513	487,478

Total Worldwide’s stockholders’ equity	11,119,570	10,397,778

Non-controlling interest	624,244	612,639

Total equity	11,743,814	11,010,417

Total liabilities and stockholders’ equity	$23,506,067	$19,133,009

See accompanying notes to unaudited condensed consolidated financial statements.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

(UNAUDITED)

	For The Three Months Ended
	March 31.
	2009	2008
Revenue
Sales, net of returns of $0 in 2009 and $0 in 2008	$10,281,867	$5,404,083

Cost of goods sold	8,382,275	4,239,033
Gross profit	1,899,592	1,165,050

Operating Expenses
Other selling, general and administrative expenses	1,212,968	701,085
Advertising	415	--
Management and professional fees paid to shareholders (Note 10)	90,000	80,320
Stock based compensation	32,120	110,000
Depreciation	73,176	3,972

Total operating expenses	1,408,679	895,377

Operating income	490,913	269,673

Other Income (expenses)
Interest income	11,113	1,137
Interest expenses	(7,602)	(34,441)
Interest expense paid to shareholders (Note 10)	-	(17,446)
Other income	903	-
Exchange gain	3,637	-

Total other expenses	8,379	(50,750)

Net income before income taxes	499,292	218,923
Income taxes (expense)/benefit	(38,546)	11,404

Net income before non-controlling interest	460,746	230,327
Non-controlling interest	(25,157)	-

Net income attributable to the Company	435,589	230,327

Other comprehensive income
Foreign currency translation	21,035	98,423
Comprehensive income attributable to the non-controlling interest	(13,552)	-
Comprehensive income attributable to the Company	$443,072	$328,750

Earnings per share	$.16	$0.11

Weighted average shares outstanding	2,884,129	2,069,863

See accompanying notes to unaudited condensed consolidated financial statements.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities
Net income	$460,746	$230,327
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	85,504	27,830
Allowance for bad debts	226,718	(20,000)
Stock issued for services	32,120	110,000

Changes in operating assets and liabilities:
Accounts receivable	(4,032,814)	(2,543,985)
Inventories	(908,147)	240,934
Income tax receivable	(239,967)	(10,974)
Loan receivable-affiliate	119,892	-
Notes receivable	(645,560)	(987,203)
Prepaid and other current assets	39,200	98,312
Accounts payable	4,185,973	1,826,234
Accrued expense	(359,284)	(12,028)
Income tax payable	(26,444)	(19,344)
Customer deposits	(831,558)	-

Net cash used in operating activities	(1,893,621)	(1,059,897)

Cash flows from investing activities

Loan to related parties	-	(25,987)
Purchase of property and equipment	(760,013)	(26,570)
Deposit paid for investment in subsidiaries	173,100	(40,680)

Net cash used in investing activities	(586,913)	(93,237)

Cash flows from financing activities
Proceeds from shareholders loan	-	1,606,954
Repayment of shareholders loan	(60,024)	-
Principal payments on loan term debt	-	(884)
Proceeds from line of credit	1,300,000	-
Repayment of bank loans	(43,749)	(116,962)
Loan to related parties	(284,808)
Loan from related parties	(2,337)

Net cash flows provided by financing activities:	909,082	1,489,108

Effect of exchange rate changes in cash	(625)	55,331

Net (decrease)/ increase in cash	(1,572,077)	391,305

Cash- beginning of period	5,092,476	2,111,825

Cash- end of period	$3,520,399	$2,503,130

Supplemental disclosure of non cash investing and financing activities:
Interest paid in cash	$-	$51,887
Income taxed paid in cash	$39,564	$-

See accompanying notes to unaudited condensed consolidated financial statements.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

MANAGEMENT'S REPRESENTATION OF INTERIM FINANCIAL INFORMATION

The accompanying unaudited financial statements have been prepared by Worldwide Energy and Manufacturing USA, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited financial statements at December 31, 2008, as amended, as filed in the Company Form 10-K filed with the Commission on August 19, 2009.

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

For the Three months Ended	March 31, 2009	March 31, 2008
Weighted average number of common shares used	2,884,129	2,069,863

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

In April 2008, the FASB issued EITF 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock, (EITF 07-05).  EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of FAS 133. The Company adopted EITF 07-05 on January 1, 2009; the adoption of EITF 070-05 is not expected to have an effect on the Company’s financial reporting.

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

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.

GOODWILL

On October 14, 2008, Worldwide completed the acquisition of 55% of Shanghai De Hong Electric and Electronic Company Limited (“De Hong”) through acquiring 55% of the outstanding capital stock of De Hong, a China corporation, through Worldwide’s wholly owned subsidiary Intech Electro- Mechanical Products Co., Ltd., a Chinese corporation (“Intech”). The Company funded the acquisition with the sale of 1,055,103 shares of its common stock, or $4,747,970. The sale of stock took place on June 23, 2008.  Shanghai De Hong Electric and Electronic Company is the holding company for the operating subsidiary Shanghai Intech -Detron Electronic Co. (“Detron”). Therefore, Worldwide received 55% control of the operating subsidiary Shanghai Intech-Detron Electric and Electronic Company Limited (“Detron”). Detron is a power supply factory in Shanghai, China with designing and R & D. The terms of Agreement dated February 3, 2008 was that Worldwide USA paid cash consideration of approximately 1 million dollars for 55% interest in DeHong. Intech paid the first installment of $714,286 on behalf of Worldwide in September, 2008. During the three months ended March 31, 2009, Worldwide paid back $714,286 to Intech and further paid $270,579 for the second installment and the total consideration of the investment is $1,022,700.

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
$877,869

On May 20, 2008 the Company paid off its line of credit with Well Fargo in the amount of $960,000 and established a new credit facility with Bank of the West. Under the terms of the revolving line of credit agreement with Bank of the West dated May 20, 2008; the Company could borrow up to $3,025,000 at a rate of 5%. This rate is subject to change based on the prime rate for both credit lines. The revolving line of credit is secured by the assets of the Company and guaranteed by its officers.

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

17.

RESTATEMENT

On August 10, 2009, the management of Worldwide Energy and Manufacturing USA, Inc. concluded that its financial statements for the three month period ended March 31, 2009, did not properly account for certain items as of December 31, 2008 and for the year then ended in accordance with United States generally accepted accounting principles, and, as a result, cannot be relied upon. In particular, the following items were not properly accounted for:

	PRIOR Mar. 31, 2009	REVISED Mar. 31, 2009	CHANGE

ASSETS
Prepaid & other assets	$ 405,069	$ 106,069	($ 299,000)
Total current assets	$ 18,766,585	$ 18,521,585	($ 245,000)
Intangible Assets	$ 293,279	$ 285,714	($ 7,565)
Total Assets	$ 19,092,295	$ 19,133,009	($ 252,565)

RETAINED EARNING/EQUITY
Retained Earning	$ 4,702,687	$ 4,237,540	($ 465,177)
Accum. Other Comprehensive Income	$ 512,949	$ 508,513	($ 4,436)
Total WEMU Shareholder Eq.	$ 11,372,135	$ 10,872,552	($ 469,613)
Total Equity	$ 11,996,379	$ 11,526,766	($ 469,613)
Total Liabilities/Equity	$ 23,758,632	$ 23,506,067	($ 252,565)

INCOME STATEMENT
G/A Expenses	$1,205,781	$ 1,212,968	($ 7,187)
Advertising	$ 0	$ 415	$ 415
Total Oper. Expenses	$ 1,401,077	$ 1,408,679	$ 7,602
Operating Income	$ 498,515	$ 490,913	($ 7,602)
Exchange Gain	$ 3,928	($ 3,637)	($ 7,565)
Total other Expense	$ 8,342	$ 8,379	$ 37
Net Income before Noncontrol inter.	$ 468,311	$ 460,746	($ 7,565)

Net income before tax	$ 506,857	$ 499,292	($ 7,565)
Net income	$ 443,154	$ 435,589	($ 7,565)
Comprehensive Income	$ 450,637	$ 443,072	($ 7,565)
EPS Continuing Oper.	.13	.16	.03
Weighted Avg. Shares Outstanding	3,527,956	2,884,129	(643,827)

ITEM  2.

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

On October 14, 2008, Worldwide completed the acquisition of 55% of Shanghai De Hong Electric and Electronic Company Limited (“De Hong”) through acquiring 55% of the outstanding capital stock of De Hong, a China corporation, through Worldwide’s wholly owned subsidiary Intech Electro- Mechanical Products Co., Ltd., a Chinese corporation (“Intech”). The Company funded the acquisition with the sale of 1,055,103 shares of its common stock, or $4,747,970. The sale of stock took place on June 23, 2008.  Shanghai De Hong Electric and Electronic Company is the holding company for the operating subsidiary Shanghai Intech -Detron Electronic Co. (“Detron”). Therefore, Worldwide received 55% control of the operating subsidiary Shanghai Intech-Detron Electric and Electronic Company Limited (“Detron”). Detron is a power supply factory in Shanghai, China with designing and R & D. The terms of Agreement dated February 3, 2008 was that Worldwide USA paid cash consideration of approximately 1 million dollars for 55% interest in DeHong. Intech paid the first installment of $714,286 on behalf of Worldwide in September, 2008. During the three months ended March 31, 2009, Worldwide paid back $714,286 to Intech and further paid $270,579 for the second installment and the total consideration of the investment is $1,022,700.

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

The establishment of these factories, including asset purchases and factory upgrades, was funded by three separate sources. The earlier acquisitions of the die cast and electronic factory primarily was financed by loans from Jimmy and Mindy Wang, our principal stockholders and executive officers, as well as increased lines of credit. Our credit line increased to $3,025,000 with Bank of the West from a $2,250,000 line with Wells Fargo.  The power supply company and the establishment of the new solar module factory were funded by two equity transactions dated June 23 and July 24, 2008 where the company raised approximately $5,000,000 dollars and netted approximately $4,600,000 after fees and costs. In the future, we expect to continue to acquire or newly-establish factories that will give us the capability to manufacture those product lines our management believes are the most profitable.

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

Net income before taxes for the three months ending March 31, 2009 was $499,292 compared to a net income before taxes of $218,923 in the same quarter of 2008. The increase of $280,369 or approximately 128,1% was largely the result of the increased sales of our solar modules. Net income after tax was $435,589 for the three months ending March 31, 2009 compared to a net income after tax of $230,327 in the same quarter of 2008. The increase of $205,262 or approximately 89.1% was also due to the increased sales of our solar modules.

General and administration expenses for the three months ended March 31, 2009, totaled $1,212,968 compared to $701,085 in the same quarter in 2008. The increase of $511,883 or approximately 73.0% was due to the establishment of our solar module factory and recent expenses associated with the acquisition of Detron.

LIQUIDITY

The following is a summary of Worldwide’s cash flows from operating, investing, and financing activities during the periods indicated:

	Three months ended March 31,
	2009	2008

Cash at Beginning of Period	$5,092,476	$2,111,825
Operating activities (used)	$(1,893,621	(1,059,897)
Investing activities(Used)	$(586,913	$(93,237)
Financing activities	$909,082	$1,489,108
Net effect on cash	$(625)	$55,331
Cash at End of Period	$3,520,399	$2,503,130

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

In addition the increase in net profits of $205,262 or 89.1% over the quarter ending March 31, 2009 provided the Company with greater liquidity and financial resources. The Company feels that it has sufficient capital to continue to fund its operations.

For the quarter ending March 31, 2009, net cash used in operations was $1,893,621 compared to net cash used in March of 2008 of $1,059,897. The major factors for this increase in net cash used in operations were the increase in accounts receivables and inventory due to the Company's growth in sales. Net cash used in investing was $586,913 in the March 31, 2009 quarter, compared to net cash used of $93,237 in the same period of 2008. This increase was the result of our acquisition of Detron and the establishment of our new solar module factory. The Company anticipates further expansion in 2009 and will finance this growth through Company profitability as well as outside sources of funding if required. Net cash flows provided by financing activities in the March 31, 2009 quarter was $909,082 compared to $1,489,108 in 2008.

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

The material weaknesses identified were as follows:

RESTATEMENT ISSUES: The restatement of the March 31, 2009 financials was the result of certain receivable accounts, accounts payable, accrual expenses, including taxes, gain on disposal of subsidiary and loss on disposal of subsidiary not being correctly recorded and therefore being adjusted resulting in the decline of net income of $435,589 rather than previously reported net income of $443,154. The net effect was a net loss of $7,565 for the period ending March 31, 2009.

Our management has discussed these material weaknesses with our board of directors and has engaged in the following remediation efforts to ensure that the significant deficiencies do not reoccur: we are adding additional accounting staff with greater expertise to assist the company in preparation of its financial statement in China

These remediation efforts are designed to address the material weaknesses identified and to improve and strengthen our overall control environment. We believe these actions will prevent the significant deficiencies from reoccurring. Our management, including our principal executive officer and principal financial officer, does not expect that disclosure controls or internal controls over financial reporting will prevent all errors, even as the aforementioned remediation measures are implemented and further improved to address all deficiencies. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings

None.

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

Date:  August 18, 2009