Form 10-Q
period 2009-06-30
WORLDWIDE ENERGY & MANUFACTURING USA INC
filed 2009-08-19
CIK 1111816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Non-Accelerated Filer     [  ]                                                  Smaller reporting company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes__   No X

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at August 17, 2009
Common Stock, no par value	3,621,611

PART 1 - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

(a)
The unaudited condensed consolidated financial statements of registrant for the three and six months ended June 30, 2009, follow.  The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

INDEX

PAGE

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS	3

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	4

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	5
6
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	30

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	38

ITEM 4. CONTROLS AND PROCEDURES	38

PART II. OTHER INFORMATION	40

EXHIBITS	40

SIGNATURES	41

\
WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$4,111,937	$5,092,476
Accounts receivables, net of allowances of $272,000 and $46,000	9,061,246	4,790,506
Notes receivables	104,081	269,507
Inventories	4,840,432	3,754,765
Income tax receivable	338,148	-
Advances to suppliers	455,390	99,824
Other receivable	185,400	185,400
Prepaid and other current assets	671,119	206,770

Total current assets	19,767,753	14,399,248

Property, plant and equipment, net	2,050,320	1,353,539
Intangible assets	1,101,000	1,101,000
Goodwill	285,714	285,714
Investment at cost	51,892	51,892
Deposits paid for contracts in process	2,500,000	1,673,084
Long term receivable – related party	253,729	260,973
Other assets	-	7,559

Total assets	$26,010,408	$19,133,009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,492,605	$3,400,253
Accrued expenses	1,046,332	867,291
Lines of credit	1,300,000	-
Acquisition cost payable	-	285,714
Tax payable	481,468	364,213
Due to related parties	1,242,393	1,243,024
Customer deposits	788,162	964,998

Total current liabilities	13,350,960	7,125,493

Non-current liabilities
Line of credit	848,702	937,075
Loan payable to stockholders	-	60,024
Total non-current liabilities	848,702	997,099

Total liabilities	14,199,662	8,122,592

Commitments and contingencies (Note 3)

Stockholders’ equity
Common stock (No Par Value : 100,000,000 shares authorized;
3,621,612 and 3,493,512 shares issued and outstanding)	6,223,599	6,108,379
Retained earnings	4,256,809	3,801,921
Accumulated other comprehensive income	581,563	487,478

Total stockholders’ equity	11,061,971	10,397,778

Noncontrolling interest	748,775	612,639

Total equity	11,810,746	11,010,417
Total liabilities and stockholders’ equity	$26,010,408	$19,133,009
See accompanying notes to unaudited condensed consolidated financial statements.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(UNAUDITED)

	For The Six Months Ended		For The Three Months Ended
	June 30 ,		June 30,
	2009	2008	2009	2008
Revenue
Sales	$20,598,780	$12,245,410	$10,316,913	$6,854,953
Cost of goods sold	16,897,588	9,755,254	8,515,313	5,519,194
Gross profit	3,701,192	2,490,156	1,801,600	1,335,759

Operating Expenses
Selling, general and administrative expenses	2,411,750	1,476,518	1,198,367	777,345
Management and professional fees paid to shareholders (Note 14)	180,000	153,000	90,000	72,680
Stock based compensation	115,220	110,000	83,100	-
Depreciation	162,881	7,834	89,705	3,862

Total operating expenses	2,869,851	1,747,352	1,461,172	853,887

Net operating income	831,341	742,804	340,428	481,872

Other Income (expenses)
Interest income	11,157	3,950	44	2,812
Interest expenses	(20,809)	(73,088)	(13,207)	(38,703)
Interest expense paid to shareholders (Note 14)	-	(17,446)	-	-
Other income (expense)	(6,992)	-	(7,895)	-
Exchange gain (loss)	5,425	(693)	1,460	(691)

Total other expenses	(11,219)	(87,277)	(19,598)	(36,582)

Income before income taxes	820,122	655,527	320,830	445,290
Income taxes	(242,624)	(8,298)	(204,078)	(19,702)

Income after taxes	577,498	647,229	116,752	425,588
Net income(loss) from discontinued operations, net of tax	-	8,132	-	(553)
Net income before noncontrolling interest	577,498	655,361	116,752	425,035
Profit share by noncontrolling interest	(122,610)	-	(97,453)	-

Net income	454,888	655,361	19,299	425,035

Other comprehensive income
Foreign currency translation	107,656	244,440	86,621	146,017
Comprehensive loss to attributable to the noncontrolling interest	(13,571)	-	(19)	-
Comprehensive income	$548,973	$899,801	$105,901	$571,052

Basic Earnings per share	$0.13	$0.29	$0.01	$0.20

Basic Weighted avg. shares outstanding	3,555,855	2,202,490	3,617,512	2,158,525
Diluted Earnings per share	$0.13	$0.29	$0.01	$0.20
Diluted Weighted avg. shares outstanding	3,555,855	2,202,490	3,617,512	2,158,525

See accompanying notes to unaudited condensed consolidated financial statements.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For The Six Months Ended
	June 30
	2009	2008
Cash flows from operating activities
Net income	$454,888	$655,361
Income attributable to non-controlling interest	122,610	-
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	162,881	63,407
Allowance for bad debts	226,796	(20,000)
Stock based compensation	115,220	110,000

Changes in operating assets and liabilities:
Accounts receivable	(4,352,836)	(1,342,927)
Notes receivable	165,476	-
Inventories	(1,085,510)	(1,428,840)
Income tax receivable	(338,190)	15,769
Advance to Suppliers	(355,272)	69,565
Related party payable	6,497	-
Prepaid and other current assets	116,897	(101,209)
Accounts payable	5,096,026	(475,019)
Accrued expense and acquisition cost payable	(434,784)	(48,783)
Tax payable	117,220	6,221
Customer deposits	(176,385)	(7,328)

Net cash used in operating activities	(158,466)	(2,503,783)

Cash flows from investing activities
Loan to related parties	-	(816,704)
Capital expenditures	(847,124)	(173,142)
Deposits paid for investment in subsidiaries	(1,120,193)	(40,680)

Net cash used in investing activities	(1,967,317)	(1,030,526)

Cash flows from financing activities
Proceeds from issuance of common stock	-	4,356,009
Repayment of loans payable to shareholders	(60,024)	(84,577)
Proceeds / (repayment) from line of credit	1,300,000	(1,234,882)
Repayment of bank loans	(88,373)	(884)

Net cash flows provided by financing activities:	1,151,603	3,035,666

Effect of exchange rate changes in cash and cash equivalents	(6,359)	126,509

Net decrease in cash and cash equivalents	(980,539)	(372,134)

Cash and cash equivalents- beginning of period	5,092,476	2,111,825

Cash and cash equivalents- end of period	$4,111,937	$1,739,691

Supplemental disclosure of non cash activities:
Stock based compensation expense	$115,220	$110,000

Cash paid during the period for:
Interest paid in cash	$20,809	$51,887
Income tax paid in cash	$47,850	$35,758

See accompanying notes to unaudited condensed consolidated financial statements.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           MANAGEMENT'S REPRESENTATION OF INTERIM FINANCIAL INFORMATION

The accompanying unaudited condensed financial statements have been prepared by Worldwide Energy and Manufacturing USA, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements at December 31, 2008 as filed in the Company Form 10-K filed with the Commission on April 14, 2009 and the amended 10K-A filed August 19, 2009.

2.           SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the condensed consolidated financial statements and the restated December 31, 2008 financials form 10-K-A filed on August 18, 2009.

Description of Business

Worldwide Energy and Manufacturing USA, Inc. (“Worldwide” or “the Company”) is an international contract manufacturing and engineering firm using factories in China. Worldwide services customers primarily in Europe, South Korea for our solar modules and United States-based companies for their outsource of smaller and scale production orders for offshore production in China. From our inception in 1993 until 2005, we were strictly an intermediary or “middle man,” working with our customers and our subcontractors to assure that our customers received high quality components on a timely basis that fulfilled their specific needs. While we still subcontract a significant portion of our business, since 2005, we have begun the transition to becoming a direct contract manufacturer, operating several of our own factories.  Recently, we announced the opening of two additional factories, allowing us to become a direct manufacturer for solar modules and for power supply units as described below.

In February of 2008, Worldwide established a solar division that focuses on photovoltaic module technology under the brand name of “AmeriSolar.”  On February 25, 2008, the Company changed its name from Worldwide Manufacturing USA, Inc. to Worldwide Energy and Manufacturing USA, Inc. in order to reflect its expansion into the solar energy industry. The Company issued 300,000 restricted shares for the AmeriSolar brand name. Worldwide leased a 129,167 square foot facility in Ningbo, China. The lease term is from July 18, 2008 to July 17, 2013. This facility houses the production operations and R&D center for the Company’s solar division. Operations at this facility began during the first quarter of 2009.

2.           SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On October 14, 2008, Worldwide completed the acquisition of 55% of Shanghai De Hong Electric and Electronic Company Limited (“De Hong”) through acquiring 55% of the outstanding capital stock of De Hong, a China corporation, through Worldwide’s wholly owned subsidiary Intech Electro- Mechanical Products Co., Ltd., a Chinese corporation (“Intech”). The Company purchased Detron based on the fair value of its assets at the time of purchase.

The terms of the purchase Agreement stated that Worldwide will pay in cash consideration of approximately $1,000,000 dollars for 55% interest in DeHong. Intech paid first installment of $714,286 on behalf of Worldwide in September, 2008. During the three months ended March 31, 2009, Worldwide paid back $714,286 to Intech and further paid $308,414 for the second installment and the total consideration of the purchase price was $1,022,700.

The Company funded the acquisition with some of the proceeds from its sale of 1,055,103 shares of its common stock for $4,747,970 which took place in June 2008.  Shanghai De Hong Electric and Electronic Company is the holding company for the operating subsidiary Shanghai Intech -Detron Electronic Co. (“Detron”).  Worldwide received 55% control of the operating subsidiary Shanghai Intech-Detron Electric and Electronic Company Limited (“Detron”). Detron is a power supply factory in Shanghai, China with designing and R & D. This was accounted for as a purchase of Detron, where Worldwide has operating control. The Company began to consolidate the operation of Detron into the Company’s consolidated financial statements beginning on October 1, 2008.

On August 15, 2008, Worldwide formed a new company called Nantong Ningbo Solar factory (“Ningbo Solar”), which is the solar energy research and development manufacturer. The Company established a factory to provide installation services to different solar project. The Company also acts as agent to import or export the products and services overseas. The Ningbo Solar factory began operations from the first quarter of 2009.

On November 14, 2005, Worldwide established a die-casting and machining factory through leasing an existing facility from a former supplier, and initially investing approximately $500,000 to upgrade the equipment and manufacturing buildings. In these transactions we acquired assets, the expertise of the employees, the managers of the factories, and a portion of the existing customers of those factories. In the third quarter of 2005, we also established an electronics manufacturing factory. As a result, these two continued factory operations and the recently announce new factories described above, as of December 31, 2008 we own and operate four factories that we now use for the manufacture of certain product lines that we historically had to subcontract, and we are using the services of approximately 40 subcontractors to manufacture those product lines for which we do not have our own manufacturing capabilities.

2.           SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The accompanying consolidated financial statements include Worldwide Energy and Manufacturing USA, Inc., a Colorado corporation and a public company, its operating subsidiary, Worldwide USA, a California corporation, and six subsidiary companies, Shanghai Intech Electro-Mechanical Products Co., Ltd., Shanghai Intech Precision Mechanical Products Ltd., Shanghai Intech-Detron Electric and Electronic Company Limited, Ningbo Solar Factory, Nantong Solar Factory and Shanghai De Hong Electric and Electronic Company Limited, owned by Worldwide USA. In accordance with the FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, the Company also consolidates any variable interest entities (VIEs), of which it is the primary beneficiary, as defined.  The Company does not have any VIEs that need to be consolidated. When the Company does not have a controlling interest in an entity, but exerts a significant influence over the entity, the Company applies the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company adopted SFAS No. 160 “Non-Controlling Interest in Consolidated Financial Statements” on January 1, 2009, whereby Non-Controlling Interest (particularity identified as minority interest is reclassified to Shareholder equity. The Company’s presentation in the accompanying Consolidated balance sheet has $748,775 and $612,639 in Non-Controlling interest as of June 30, 2009 and December 31, 2008 respectively, due to the consolidation of certain Non-Wholly owned subsidiaries.

Accounts Receivable

Trade accounts receivables are recorded at the invoice amount and do not bear interest. Amounts collected on trade account receivables are included in net cash provided by operations activities in the consolidated cash flow statements. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance management considers historical losses, current receivables aging reports and existing industry and PRC economic data. The Company reviews its allowances every month. Past due invoices over 90 days and over specific amounts are reviewed individually for collectability. Account receivables are charged off against the allowance after all means of collection have been exhausted and potential for recovery is considered remote. At June 30, 2009 an allowance of $272,000 for doubtful accounts was recorded based on the procedures above. In the period ending June 30, 2008 for both the three and six month period there was a credit for bad debt of $20,000. The Company does not have any off balance sheet credit exposure related to its customers.

Property and equipment

Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the related asset type using the straight-line method for financial statement purposes. Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized. When property or equipment is disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in operations.

2.           SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The estimated service lives of property and equipment are as follows:

Buildings and leasehold improvements	7 to 40 years
Machinery and equipment	5 years
Transportation vehicles	5 years
Furniture and fixtures	7 years
Computers and computer software	3 years

Accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase.

Construction in-progress

Plant and production lines currently under development are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including land rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to fixed assets, at which time depreciation will commence. As of June 30, 2009, the Company has incurred and capitalized into construction-in-progress $439,710 of its construction costs. This construction in progress is for the building of a new solar factory which will be approximately 128,000 square feet. The Company had no capitalized interest and funded this construction through operations without the use of outside financing.  The estimated cost to be incurred in 2009 to complete the project is approximately $2,750,000.

Long-Lived Assets

In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of June 30, 2009, management has determined there is no such impairment on Long-Lived assets. However, there can be no assurance that demand for the Company’s products or services will continue, which could result in an impairment of Long-Lived assets in the future.

Inventories

Inventories are stated at lower of cost or market and consist of materials, labor and overhead. The Company determines the cost of inventory by the first-in, first-out method. The Company evaluates inventories for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand. In order to state the inventory at lower of cost or market, the Company maintains reserves against its inventory. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made. Inventories consist of raw material, work in progress and finished goods of manufactured products.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  A substantial amount of the Company’s cash is held in bank accounts in the People’s Republic of China and is not protected by the Federal Deposit Insurance Corporation (FDIC) insurance or any other similar insurance. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. As of June 30, 2009 the Company’s cash balance held at U.S banks was $2,008,897, which was $1,758,897 in excess of the insured amounts. Given the current economic environment and the financial conditions of the banking industry there is a risk that deposits may not be readily available or covered by such insurance. The Company has had no loss on excess cash in banks in past years.

Income tax

We are subject to income taxes in the U.S. and China. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109), and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. We do not have any material uncertain tax positions regarding disclosure pursuant to FIN 48.

Taxation on profits earned in the PRC has been calculated on the estimated assessable profits for the year at rates of taxation prevailing in the PRC in which the Company operates.

The Company accounts for income tax under the provisions of SFAS 109 Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company’s deferred tax assets and liabilities have historically and in the current period been minimal.

2.           SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company does not accrued United States income tax on unremitted earning from foreign operations, as it is the Company’s intention to invest these earning in the foreign operations indefinitely.

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the State Council which came into effect on January 1, 1994, income tax is payable by a Wholly Foreign Owned Enterprises at a rate of 15% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. On March 16, 2007, The People’s Republic of China enacted a new Enterprise Income Tax Law for the purpose of unifying the tax treatment of domestic and foreign enterprises. This new law eliminates the preferential tax treatment for new Wholly Foreign Owned Enterprises but allows previously granted exemptions to stay in place through 2012, with the exception that the statutory tax rate will increase by 2% per year from 15% in 2006 to 25% by 2012. The Company did not have any subsidiaries that qualified for any preferred tax treatment.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase businesses combination. Goodwill is reviewed for impairment at least annually in accordance with the provisions of SFAS  No. 142, “Goodwill and Other Intangible Assets”. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

The Company performs its annual impairment review of goodwill in December, and when a triggering event occurs between annual impairment tests. The Company recorded no impairment loss for December 31, 2008 or for the period ending June 30, 2009.

Non-Cash Equity Transactions

Shares of equity instruments issued for non-cash consideration are recorded at the fair value of the consideration received based on the market value of services to be rendered, or at the value of the stock given, considered in reference to contemporaneous cash sale of stock.

Estimates

The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods.  Actual results may differ from those estimates and such differences may be material to the financial statements.  The more significant estimates and assumptions

2.           SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

by management include among others:  useful lives and residual values of fixed assets, fair market values of inventory, and goodwill and intangible assets impairment tests. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Foreign Currency Transactions and Translation

The Company’s principal country of operations is The People’s Republic of China. The financial position and results of operations of the Company are determined using the local currency (“Renminbi” or “Yuan”) as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“US Dollars”) are dealt with as a separate component within stockholders’ equity. Translation adjustments net of tax totaled $86,621 and $146,017, for the three months ended June 30, 2009 and 2008, respectively, and $107,656 and $244,440, for the six months ended June 30, 2009 and 2008, respectively.

As of June 30, 2009 and 2008, the exchange rate was 6.8448 Yuan and 6.8718 Yuan per U.S. Dollar, respectively.

Fair Value of Financial Instruments

The Company applies the provisions of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. SFAS No. 107 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value.  SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of  June 30, 2009 and December 31, 2008 the fair value of cash, accounts receivable, other receivables, accounts payable, commercial notes payable,  lines of credit and accrued expenses approximated carrying value due to the short maturity of the instruments, quoted market prices, or interest rates, which fluctuate with market rates.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 157 applies to fair value measurements required by existing accounting pronouncements and does not require any new fair value measurements.  The Company adopted FAS 157 on January 1, 2008.

On January 1, 2009 the Company adopted FASB Staff Position No. FAS 157-2 for non-financial assets and non-financial  liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis as permitted by, which provided a deferral of such provisions until 2009. The adoption of FAS157-2 did not have a material impact on the Company’s consolidated financial statements.

2.           SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company’s had no financial assets and/or liabilities carried at fair value on a recurring basis at June 30, 2009.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment.

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share are computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the common stock outstanding during the reporting periods.

Diluted earning per share is based on the assumption that all dilutive options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the time of issuance, and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Basic and diluted earnings per share are the same as there was no dilutive effect of the warrants and stock options for the three and six months ended June 30, 2009 and 2008.

Concentrations, Risks, and Uncertainties

All of the Company’s manufacturing is located in the People’s Republic of China (PRC).  There can be no assurance that the Company will be able to successfully continue to manufacture its products and failure to do so would have a material adverse effect on the Company’s financial position, results of operations and cash flows. Also, the success of the Company’s operations is subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general economic conditions, price of raw material, competition, governmental and political conditions, and changes in regulations. Because the Company is dependant on foreign trade in PRC, the Company is subject to various additional political, economic and other uncertainties. Among other risks, the Company’s operations will be subject to risk of restrictions on transfer of funds, domestic and international customs, changing taxation policies, foreign exchange restrictions, and political and governmental regulations.

The Company operates in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between U.S. dollars and the Chinese currency RMB.

2.           SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

At June 30, 2009, one customer accounted for more than 10% of the Company’s accounts receivable, with total amounts of $2,727,733, representing 30% of total accounts receivable in aggregate. At June 30, 2008, one customer accounted for more than 10% of the Company’s accounts receivable, with total amounts of $2,539,464, representing 62% of total accounts receivable in aggregate.

The Company did not have concentration of business with suppliers constituting greater than 10% of the Company’s gross sales during 2009 and 2008.

Payments of dividends may be subject to some restrictions due to the fact that the operating activities are conducted in subsidiaries residing in the Peoples Republic of China.

As of June 30, 2009 and 2008 67.5% and 47% of the Company's business was in the renewable energy industry.

As part of the production process, the Company may be required by its suppliers to advance funds under short-term agreements for tooling and other pre-production costs.  The loans are generally unsecured and may carry interest at the prevailing market rate for short-term instruments.  Such tooling is in most cases owned by the suppliers, and is a value primarily for the specific needs of the Company’s customers.  The Company in turn requires its customers to provide a non-refundable down payment to cover such startup costs.  The Company has customer deposit as of June 30, 2009 of $788,162. In the event that a supplier is unable to fulfill its production agreements with the Company, management believes that other suppliers can be found for the Company’s products.  However, a change in suppliers would cause a delay in the production process, and could result in loss of tooling deposits and other supplier advances, which could negatively affect the Company’s operating results.  At June 30, 2009, the Company has made advances to its suppliers of $ 455,390 for materials and inventory.

The Company sells its goods and services internationally, although the majority of its revenue is derived from customers in the United States and Europe.  As such, the Company is susceptible to credit risk on accounts and notes receivable from customers in that region.  Generally, the Company does not obtain security from its customers in support of accounts receivable.

Subsequent Events

We evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on August 19, 2009. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to this filing of this report that would have a material impact on our condensed consolidated financial statements.

Stock Based Compensation

Effective January 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment. This statement replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This Statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation cost on a prospective basis. Under this method, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested as of January 1, 2006, using the fair value amounts determined for pro forma disclosures under Statement 123. For stock-based awards granted after January 1, 2006, the

2.           SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation   (Continued)

Company recognizes compensation expense based on estimated grant date fair value using the Black-Scholes option-pricing model.

Statement 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows. Share-based compensation cost that has been included in income from continuing operations amounted to $115,220 and $110,000 for the six months ended June 30, 2009 and 2008, respectively.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation (“FIN”) No. 46(R),” which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS No. 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. Management is currently evaluating the requirements of SFAS No. 167 and the impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Principle-a replacement of FASB no 162” (“SFAS 168”) SFAS 168, or the FASB Accounting Standards (“Codification”), will become the source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the standard to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS No. 165 during the second quarter of 2009, and its application had no impact on the Company’s condensed consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was August 19, 2009.

2.           SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends and clarifies the initial recognition and measurement, subsequent measurement and accounting, and related disclosures of assets and liabilities arising from contingencies in a business combination under Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), Business Combinations (SFAS 141R). This FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after December 15, 2008. We adopted this FSP on January 1, 2009 and the impact of the adoption on our consolidated financial statements largely depends on the size and nature of potential business combinations in the future.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements (SFAS 157). This FSP states that a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity is an indication that transactions or quoted prices may not be determinative of fair value because there may be increased instances of transactions that are not orderly in such market conditions. Accordingly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. There was  no material impact on our consolidated financial statements with the adoption of this FSP.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about the fair value of our financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheets, in the interim reporting periods as well as in the annual reporting periods. In addition, the FSP requires disclosures of the methods and significant assumptions used to estimate the fair value of those financial instruments. We do not expect the impact of the adoption of this FSP to be material on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities and requires additional disclosures related to debt and equity securities. This FSP does not change existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We do not expect the impact of the adoption of this FSP to be material on our consolidated financial statements

On January 1, 2009, the Company adopted FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. Application of this FSP did not have an impact on the consolidated financial statements as of June 30, 2009 and for the six month months ended June 30, 2009.

2.           SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

On January 1, 2009, the Company adopted FSP EITF 03-6-1, Determining Whether Awards Granted In Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. All prior-period EPS data presented shall be adjusted retrospectively, (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP.  The adoption of EITP 03-6-1 did not have an impact on the Company as the Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this FSP did not expected to have an effect on the Company's financial reporting.

3.           COMMITMENTS AND CONTINGENCIES

The Company leases its office spaces and certain vehicles under non-cancelable operating leases.  The Worldwide office lease requires equal annual payments plus a share of operating costs.  Minimum future rental payments under non-cancelable operating leases with remaining terms in excess of one year as of December 31, 2008, in the aggregate and for each of the five succeeding fiscal years are as follows:

Year ended December 31
2009	$134,000
2010	188,000
2011	153,000
2012	153,000
2013	150,000

Total minimum future rental payment	$778,000

Total rent and lease expense was $226,453 and $88,163 for the six months ended June 30, 2009 and 2008, respectively.

Total rent and lease expense was $122,579 and $45,889 for the three months ended June 30, 2009 and 2008, respectively.

The Company has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for the Company’s business and at prevailing market prices. No material annual loss is expected from these commitments.

The Company has advances to several material and inventory suppliers in the amount of $455,390 which will be offset against future purchases from those suppliers.

The Company is not involved in any legal matters other than those arising in the normal course of business. While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which it might involve in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

4.           ACCOUNTS RECEIVABLE

Accounts receivable by major categories are summarized as follows:

June 30, 2009

Trade Receivable – pledged to bank	$3,666,847
Trade Receivable – not pledged to bank	5,666,860
9,333,707
Less: allowances for doubtful accounts	272,461
Total	$9,061,246

Under the terms of a revolving line of credit agreement with Bank of the West indicated in Note 13, the revolving line of credit is secured by 70% of accounts receivable and all business assets of the Company and guaranteed by its officers.

5.	INVENTORIES

Inventories by major categories are summarized as follows:

June 30, 2009

Raw materials	$1,141,183
Work in progress	179,613
Finished goods	2,674,582
Finished goods – Pledged to the bank	864,444
4,859,822
Less: allowances for slowing moving items	19,390
Total	$4,840,432

Under the terms of a revolving line of credit agreement with Bank of the West indicated in Note 13, the revolving line of credit is secured by 50% of inventories of Worldwide USA and all business assets of the Company and guaranteed by its officers.

6.           OTHER  RECEIVABLE

The Company has a other receivable of $185,400 due from a supplier. In the China legal system we received a judgment for the total amount in May of 2009.  Management believes we will be able to collect this amount by the third quarter.

7.	INCOME TAX

We do not have any deferred tax assets or liabilities in the periods presented due to the immaterial amount of such deferred taxes. Our statutory federal income tax is 34% and our state income tax rate is 9.3%. The provision for income taxes consists of the following:

	For The Six Months Ended		For The Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Current income tax expense in China	$69,455	$8,298	$31,709	$19,702
U.S Federal Tax	158,390		158,390
State and local income taxes currently paid or payable U.S	$14,779	-	$13,979	-

Income tax expense	$242,624	$8,298	$204,078	$19,702

8.	PROPERTY AND EQUIPMENT

The Company has $18,619 property and equipment located in the United States for period ending June 30, 2009.  For period ending December 31, 2008, $22,437 of property plant and equipment was located in the United States.  Property and equipment for June 30, 2009 was $2,031,701 in the PRC. For the period ending December 31, 2008, $1,331,102 of the Company’s property and equipment was located in the PRC. The Company’s property and equipment consisted of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Vehicles	$310,774	$248,112
Furniture and fixtures	184,726	100,346
Equipment	1,605,956	1,107,151
Software	37,253	37,237
Others	38,433	57,669
Leasehold improvements	224,141	-
	$2,401,283	$1,550,515
Less: accumulated depreciation	(790,672)	(627,791)
	1,610,611	922,724
Construction in progress (Solar Factory)	439,709	430,815

Total	$2,050,320	$1,353,539

9.           INTANGIBLE ASSET

Intangible assets consist of the brand name “Amerisolar”. The brand name “Amerisolar” was purchased on February 25, 2008 from a third party in exchange for 300,000 shares of the Company’s restricted stock. The Company valued the stock at $3.67 per shares for stated value at $1,101,000 which represent a 25% discount to the closing price of $4.60 on February 25, 2008.

The "AMERISOLAR" modules are backed by ISO 9001:2000 and ISO 14000 environmental quality certifications.

The brand name is carried at cost and is not being amortized as management has determined the asset has an indefinite useful life. If no legal, regulatory, contractual, competitive, economic or other factors limit the useful life of the asset it shall be considered to be indefinite.  In recording of the brand name is was determined that the expected useful life is indefinite and cash flows from the brand name are expected to contribute to the Company over an indefinite period of time.

10.           INVESTMENT AT COST

On June 24, 2008, the Company paid $51,892 for an Investment in Tomii International representing approximately 20% equity interest in Tomii International. Tomii International is a privately held company that is a development stage entity with no significant operations. The Company’s accounting for this Investment on the cost basis - management has determined there is no impairment on investment as of June 30, 2009.

11.           DEPOSITS PAID FOR CONTRACTS IN PROCESS

During the six months ended June 30, 2009, the Company paid $2,500,000 and deposited this amount in an escrow account in the Bank of China for the incorporation of the subsidiary of Nantong Ningbo Solar factory located in China for the purpose of registered capital and working capital. The Chinese government requires the Company to have registered capital in order to complete the project. The money will be used to purchase the land and to build a new facility. This deposit will be used to complete the construction of a new solar factory to be completed by December 31, 2009.

12.           GOODWILL

On October 14, 2008, Worldwide Energy and Manufacturing USA, Inc. completed the acquisition of 55% of Shanghai De Hong Electric and Electronic Company Limited (“De Hong”) through acquiring 55% of the outstanding capital stock of De Hong, a China corporation. After the completion of the acquisition, it changed its name to Shanghai Intech-Tron Electron-Electric Co., Ltd (“Intech-Tron”). The terms of the Purchase Agreement dated February 3, 2008 was that Worldwide USA paid cash consideration of approximately $1,000,000 for 55% interest in DeHong. Intech paid the first installment of $714,286 on behalf of Worldwide in September 2008. During the three months ended March 31, 2009, Worldwide paid back $714,286 to Intech and further paid $285,714 (plus $22,700 of additional acquisition costs) for total consideration of the investment is $1,022,700.  This was accounted for as a purchase of Detron, where Worldwide has operating control. Detron was consolidated into the consolidated financial statements of Worldwide as of October 1, 2008.

Detron's assets are comprised of mostly currents assets where only $158,520 were related to equipment or fixed assets. The Company determined fair value by taking the net tangible assets (less all allowance for receivables and inventory which Worldwide subsidiaries had verified through on site valuation) and discounted all currents liabilities which were determined to be owed and current based on company records (invoices) providing $1,326,214 in net tangible assets of which $729,421 or 55% (Worldwide's ownership) was determined to be fair value for Detron's assets. The Company paid approximately $1,000,000 for these assets of which $285,714 was allocated to goodwill.

12.           GOODWILL (CONTINUED)

Cash	$411,316
Accounts Receivable	1,929,314
Note receivable	226,877
Inventories	774,295
Advances to suppliers	21,703
Prepaid and other current assets	231,967
Property, plant and equipment, net	158,520
Other assets	11,059
Goodwill	285,714
Trade payables	(962,839)
Accrued expenses	(422,943)
Income taxes payable	(29,717)
Related parties payable	(1,015,773)
45% Minority Interest	(596,793)

55% Net assets acquired	$1,022,700

13.           LINES OF CREDIT

As of June 30, 2009, the Company has the following line of credit:

	Amount of the		Interest rate as of		Balance as of
Banker	credit line	Loan period	June 30, 2009	Secured by	June 30, 2009

Bank of the West	$2,000,000	5/20/2008 - 5/20/2010	4%	70% Accounts receivable + 50% inventory	$1,300,000
Bank of the West	$1,025,000	5/20/2008 - 6/1/2011	4%	70% Accounts receivable + 50% inventory	$848,702

Total loans					$2,148,702
Less : long term portion					(848,702)
					$1,300,000

For maturities of long-term loans are as follows as of June 30,

2009					-
2010					848,702
2011					1,300,000
					$2,148,702

On May 20, 2008 the Company paid off its line of credit with Well Fargo in the amount of $960,000 and established a new line of credit facility with Bank of the West. Under the terms of the revolving line of credit agreement with Bank of the West dated May 20, 2008, the Company could borrow up to $3,025,000 at a rate of 5%. This rate is subject to change based on the prime rate, which was 3.5% as of June 30, 2009, plus a charge of .05% for both lines of credits.  The interest rate as of June 30, 2009 was 4% for both lines of credit. The revolving line of credit is secured by the assets of the Company and guaranteed by its officers. Payments on the lines of credit are due monthly and payment varies according to the balance outstanding and interest rate.

13.           LINES OF CREDIT (CONTINUED)

The Company can borrow up to $2,000,000 and $1,025,000 within two credit lines. The maturity date of these two credit lines is May 20, 2010 and June 1, 2011 respectively. The balance outstanding under both lines of credit as of June 30, 2009 is $1,300,000 and $848,702, respectively. The Company has approximately $876,298 available on both lines of credit combined. The Company was in compliance with bank covenants at June 30, 2009.

14.           STOCK TRANSACTIONS

On January 2, 2009, a consultant returned 4,000 shares to the Company for the work that was not performed. There was no accounting impact on the Company’s financial statements as the stock based compensation related to such shares was never earned.

On March 6, 2009, the Company issued 120,000 shares of its common stock to consultants, valued at $187,200, for the consulting services to be performed. The Company will amortize the consultancy fee of $187,200 over the 12-month term of the agreement from January 1, 2009 to December 31, 2009. The expense is $15,600 each month. Total compensation for the three and six month period ending June 30, 2009 was $46,800 and $78,920 respectively.

On March 20, 2009, the Company issued 8,000 shares of its common stock for the exchange for one unit investment of JK Advisors Fund LLC which was distributed to the shareholders of the fund. On June 23, 2009 the Company and JK advisors mutually agreed to cancel the transaction with no penalties or fees for either party.

On June 23, 2009 the Company issued a total of 12,100 restricted shares for services consisting of 1) 5,000 shares being issued to its outside independent Board of Directors, 2) 4,000 shares being issued for legal services and 3,100 shares being issued to employees in China. The shares had a fair market value of $3.00 which was determined by taking the bid price of $4.63 and discounting by 35% due to the restricted nature, the low volume and wide fluctuations in stock price. The Company recorded $36,300 stock-based compensation expense for six month  period ending June 30, 2009.

15.           PENSION PLAN AND STOCK OPTION PLAN

The Company established a stock option plan on April 1, 2004 for the benefit of all full-time employees. The Company approved the plan to issue up to 300,000 shares of common stock.  The stock option plan provides employees, consultants and directors the opportunity to purchase shares.  The exercise price of an incentive stock option granted under this plan must be equal to or greater than the fair market value of the shares of the Company’s common stock on the date the option is granted.  The exercise price of a non-qualified option granted under this plan must be equal to or greater than 85% of the fair market value of the shares of the common stock on the date the option is granted.  An incentive stock option granted to an optionee owning more than 10% of the voting stock must have an exercise price equal to or greater than 110% of the fair market value of our common stock on the date the option is granted. On April 1, 2004, the Board granted options to purchase 109,213 shares at an exercise price of $6.00 per share. As of June 30, 2009 no stock options have been exercised.

15.           PENSION PLAN AND STOCK OPTION PLAN (CONTINUED)

Effective January 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment. This statement replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This Statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation cost on a prospective basis. Under this method, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested as of January 1, 2006, using the fair value amounts determined for pro forma disclosures under Statement 123. For stock-based awards granted after January 1, 2006, the Company recognizes compensation expense based on estimated grant date fair value using the Black-Scholes option-pricing model.

Statement 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows.

16.           RELATED PARTY TRANSACTIONS

(1) Long term receivable – related party：

	June 30,	December 31,
	2009	2008
	(unaudited)
Mr. Ding Honglin – Mr. Ding is the General Manager of Shanghai Intech Precision Machinery Co. Ltd	$253,729	$260,973

The amounts due from related party is unsecured, interest free and have no fixed repayment date.

(2) Due to a related party：

	June 30,	December 31,
	2009	2008
	(unaudited)
Shanghai Jinde Electro-Mechanical Co. Ltd, the shareholder of Shanghai Intech-Tron Electron-Electric Co., Ltd advanced to Detron for working capital purposes.	$1,242,393	$1,243,024

The amount due to a related party is unsecured, interest free and have no fixed repayment date.

16.           RELATED PARTY TRANSACTIONS (CONTINUED)

(3)  Loan payable to stockholders

	June 30,	December 31,
	2009	2008
	(unaudited)
Mr. Jimmy Wang and Mrs. Mindy Wang, principal stockholders, executive officers and members of the Board of Directors of the Company	$-	$60,024

The loan payable was for working capital purposes and was fully paid during the six month ended June 30, 2009.

17.           EARNINGS PER SHARE

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earning per share (EPS) computations.

For the three and six months ended June 30, 2009 and the same period in 2008, there were no dilutive shares included for stock options or warrants. Employee stock options of 109,103 with an exercise price of $6.00 were not included in dilutive shares as the effect would have been anti-dilutive. Class A warrants to purchase 722,221 common shares at an exercise price of $7.00 and Class B warrants to purchase 388,888 shares at an exercise price of $9.00 of common stock were not included in dilutive shares as the effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share:

	For The Six Months Ended		For The Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income attributable to the common stockholders	$454,888	$655,361	$19,299	$425,035

Weighted average outstanding shares of common stock	3,555,855	2,202,490	3,617,512	2,158,525
Dilutive effect of options and warrants	-	-	-	-
Common stock and common stock equivalents	3,555,855	2,202,490	3,617,512	2,158,525

Earnings per share:
Basic	$0.13	$0.29	$0.01	$0.20
Diluted	$0.13	$0.29	$0.01	$0.20

18.           PRIOR PERIOD RESTATEMENT

The restatement was the result of certain receivable accounts, accounts payable, accrual expenses gain on disposal of subsidiary and loss on disposal of subsidiary not being correctly recorded and therefore being adjusted resulting in the decline of net income of $457,612 to $1,001,648 rather than previously reported net income of $1,459,260 for period end December 31, 2008. In addition, there was a restatement for March 31, 2009 due to the same reasons above.  For the period ending March 31, 2009 the impact on net income was reduced by $7,565.  Net income was originally reported as $443,154 and restated to be $435,589 for the period.

Restatement balance sheet as at December 31, 2008
ASSETS	Previously reported	Restated	Changes
Prepaid & other assets	$451,770	$206,770	$(245,000)
Total current assets	14,905,221	14,660,221	(245,000)
Intangible assets	1,101,000	1,386,714	285,714
Total assets	19,092,295	19,133,009	40,714

LIABILITIES
Acquisition cost payable	-	285,714	285,714
Tax payable	147,165	364,213	217,048
Total current liabilities	6,622,731	7,125,493	502,762
Total liabilities	7,619,830	8,122,592	502,762

RETAINED EARNINGS/EQUITY
Retained earnings	4,259,533	3,801,921	(457,612)
Accumulated other comprehensive income	491,914	487,478	(4,436)
Total shareholders equity	10,859,826	10,397,778	(462,048)
Total liabilities/equity	$19,092,295	$19,133,009	$40,714

Restatement income statement for the year ended December 31,  2008
	Previously reported	Restated	Changes
Loss on disposal	$-	$(101,982)	$(101,982)
Gain on disposal	138,582	-	(138,582)
Total other expenses	(237,750)	(478,314)	(240,564)

Income from continuing operation before income taxes	1,540,038	1,299,474	(240,564)

Income tax expense	67,320	284,368	217,048
Income from continuing operations before minority interest	1,472,718	1,015,106	(457,612)

Income from continuing operations	1,456,875	999,263	(457,612)

Net income	1,459,260	1,001,648	(457,612)

Foreign currency translation	196,689	192,253	(4,436)

Comprehensive income	$1,655,949	$1,193,901	$(462,048)

Earnings per share
- Continuing operations	0.53	0.37	(0.16)

18.           PRIOR PERIOD RESTATEMENT (CONTINUED)

Restatement balance sheet as at March 31, 2009
ASSETS	Previously reported	Restated		Changes
Prepaid & other assets	$405,069	$106,069	$	$(299,000)
Total current assets	18,766,585	18,521,585		$(245,000)
Goodwill	293,279	285,714		$(7,565)
Total assets	23,758,632	23,506,067		$(252,565)
LIABILITIES
Tax Payable	120,903	337,951		217,048
Total Current Liabilities	10,884,384	11,101,432		217,048
Total Liabilities	11,762,253	11,979,301		217,048
RETAINED EARNINGS/EQUITY
Retained earnings	4,702,687	4,237,510		(465,177)
Accumulated other comprehensive income	512,949	508,513		(4,436)
Total WEMU shareholders equity	11,372,135	11,119,570		(252,565)
Total equity	$11,996,379	$11,743,814		$(252,565)
Total liabilities/equity	$23,758,632	$23,506,067		$(252,565)

     Restatement income statement for the first quarter March 31, 2009
	Previously reported	Restated	Changes

G/A Expense	$1,205,781	$1,212,968	$(7,187)
Advertising	-	415	415
Total Operating Expenses	1,401,077	1,408,679	7,602
Operating Income	498,515	490,913	(7,602)
Exchange Gain	3,928	3,965	(37)
Total other Expense	8,342	8,379	(37)
Net Income before non-controlling interest	468,311	460,746	(7,565)
Net income before tax	506,857	499,292	(7,565)

Net Income	443,154	435,589	(7,565)

Comprehensive Income	450,637	443,072	(7,565)

	.13	.16	.03
Earnings per share

Weighted Avg. Shares Outstanding	3,527,956	2,884,129	(643,827)

19.           OPERATING RISK

Interest rate risk

The interest rates and terms of repayment of bank is disclosed in Note 13. Other financial assets and liabilities do not have material interest rate risk.

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

Foreign currency risk

Most of the transactions of the Company were settled in Renminbi and Euros.  Thus, the Company has significant foreign currency risk exposure.

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

20.           SEGMENT INFORMATION

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

20.           SEGMENT INFORMATION (CONTINUED)

Segmental Data – Three months ended June 30, 2009 and June 30, 2008

Reportable Segments
(amounts in thousands)
                                                                  June 30, 2009                                                                                                                                                                              June 30, 2008
	WEMU Solar	Wemu Contract Mfg	Total	WEMU Solar	Wemu Contract Mfg	Discont. Operation	Total
External revenue	7,500	2,817	10,317	2,519	4,336		6,855
Costs of goods	6,693	1,822	8,515	2,070	3,449		5,519
Gross profit	807	995	1,802	436	900		1,336
G/A Expense	487	711	1,198	271	506		777
Operating profit	319	21	340	165	317		482
Interest income	0	0	0	-	3		3
Interest expense	-	(13)	(13)	-	(39)		(39)
Depreciation	(20)	(70)	(90)	(4)			(4)
Net profit after tax	374	(257)	117	226	191	8	425

Expenditures for long-lived assets	733	27	760	27	-		27

In our solar division, Europe represented approximately 52% of our sales in the three months ended June 30, 2009 and South Korea represented 42% of our sales for the same period ending June 30, 2009. For three month period ending June 30, 2008 Spain represented 68.7 % of our business with China representing 27% of our sales. For our contract manufacturing business the United States represents approximately 66% with China representing approximately 34% for both periods in 2009 and 2008.

Segmental Data – Six months ended June 30, 2009 and June 30, 2008

Reportable Segments
(amounts in thousands)                              June 30, 2009                                                                                                                                                                         June 30, 2008
	WEMU Solar	Wemu Contract Mfg	Total	WEMU Solar	Wemu Contract Mfg	Discont. Operation	Total
External revenue	13,901	6,698	20,599	5,791	6,441	13	12,245
Costs of Goods	12,596	4,302	16,898	5,078	4,677		9,755
Gross profit	1,793	1,908	3,701	713	1,777		2,490
G/A expense	1,450	962	2,412	488	989		1,477
Operating income	690	141	831	225	517		742
Interest income	1	10	11	-	4		4
Interest expense	-	(21)	(21)	-	(73)		(73)
Depreciation	(56)	(107)	(163)	(4)	(4)		(8)
Net profit after tax	641	(64)	577	217	421	9	647

Expenditures for long-lived assets	753	94	847	173	-		173

20.           SEGMENT INFORMATION (CONTINUED)

In our solar division, Europe represented approximately 66.5% of our sales and South Korea represented 20% of our sales for the six month period ended June 30, 2009. For six month period ending June 30, 2008 Spain represented 38.9 % of our business with total Europe representing 43.3% of our sales. For our contract manufacturing business the United States represents approximately 66% and China represents approximately 34% for both periods in 2009 and 2008.

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

Overview

Worldwide Energy and Manufacturing USA, Inc. (“Worldwide” or “the Company”) is a manufacturing engineering firm and international contract manufacturer, using factories in China, primarily supplying customers in Europe and South Korea with respect to our solar modules and United States-based companies that outsource their smaller scale production orders for offshore production in China. From our inception in 1993 until 2005, we were strictly an intermediary or “middle man,” working with our customers and our subcontractors to assure that our customers received high quality components on a timely basis that fulfilled their specific needs. While we still subcontract a significant portion of our business, since 2005, we have begun the transition to becoming a direct contract manufacturer, operating several of our own factories. This trend will continue if the right opportunities arise. Recently, we announced two additional factories allowing us to become a direct manufacturer for solar modules and for power supply units as described below:

On October 14, 2008, Worldwide completed the acquisition of 55% of Shanghai De Hong Electric and Electronic Company Limited (“De Hong”) through acquiring 55% of the outstanding capital stock of De Hong, a China corporation, through Worldwide’s wholly owned subsidiary Intech Electro- Mechanical Products Co., Ltd., a Chinese corporation (“Intech”). The Company funded the acquisition with the sale of 1,055,103 shares of its common stock, or $4,747,970. The sale of stock took place on June 23, 2008.  Shanghai De Hong Electric and Electronic Company is the holding company for the operating subsidiary Shanghai Intech-Detron Electronic Co. (“Detron”). Therefore, Worldwide received 55% control of the operating subsidiary Shanghai Intech-Detron Electric and Electronic Company Limited (“Detron”). Detron is a power supply factory in Shanghai, China with designing and R & D. The terms of the Purchase Agreement dated February 3, 2008 was that Worldwide USA paid cash consideration of approximately 1 million dollars for 55% interest in DeHong. Intech paid the first installment of $714,286 on behalf of Worldwide in September, 2008. On March 31, 2009, Worldwide paid back $714,286 to Intech and further paid $308,414 for the second installment and the total consideration of the investment is $1,022,700.

On August 15, 2008, the Company formed a new company called Nantong Ningbo Solar factory (“Ningbo Solar”), which is the solar energy research and development manufacturer. The Company established a factory to provide installation services to different solar projects. The Company also acts as agent to import or export the products and services overseas.

On November 10, 2008 the Company announced the establishment of a new solar module production and R&D facility. We leased a 128,000-square-foot facility in Ningbo, China. This facility houses the Company’s research center and part of its photovoltaic (PV) manufacturing operations. We believe the establishment of this facility will help to improve margins for our solar modules. The Company will focus its efforts on the solar module industry both at present as well as in the future. The trend for the future for Worldwide will be to continue to expand and seek opportunities to increase market share in the solar module industry.

The city of Ningbo is about two hours away from downtown Shanghai. The production capacity of the factory is 60 to 80 megawatts per year.

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

Our management has carefully considered these factors and during 2004 made the strategic decision to move our Company away from our historical complete reliance on subcontractors. The future trend of these decisions is to control our entire production process and improve profit margins. At the beginning of 2005 we did not own any of our own factories and used as our suppliers of materials and labor approximately 100 factories in China, mostly in Shanghai or the surrounding area. Since 2005 we have acquired an electronics factory, a die-casting and machining factory through leasing an existing facility from a former vendor and initially invested approximately $500,000 to upgrade the equipment and manufacturing buildings, a recently announced power supply company with designing and R & D capabilities and a solar module factory on November 10, 2008.  In these transactions we acquired assets, the expertise of the employees, the managers of the factories, and a portion of the existing customers of those factories with the exception of the solar module factory which we established on our own. As a result, as of November 10, 2008, we own and operate four factories that we now use for the manufacture of certain product lines that we historically had to subcontract, and we are using the services of approximately 40 subcontractors to manufacture those product lines for which we do not have our own manufacturing capabilities.

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

Through the development of our product mix, which consists of solar modules, foundry, machining and stamping, electronics and fiber optics products lines, our business has become more diverse. In the past, foundry and machining and stamping accounted for more than 90% of our business. This percentage has decreased since forming our own factories along with our new energy division which now represents approximately 73% of our business and we expect this percentage to continue to increase in the foreseeable future.

Generally, our operating results have been, and will continue to be, affected by a number of factors, and uncertainties including the following:

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

Results of Operations

Net sales for the three months ending June 30, 2009 were $10,316,913 compared to net sales of were $6,854,953 for the same period in 2008. This increase of $3,461,960, or approximately 50.5%, was the result of an increase in orders in our energy division. The Company continues to focus on its marketing of its solar module by establishing a sales team in China and the United States. This effort has resulted in increases in sales of our solar modules. Solar module sales for the quarter ending June 30, 2009 were $7,499,560 compared to sales of $2,519,000 in the same quarter of 2008 an increase of $4,980,560 or 197.7% in solar revenues. Solar modules revenues comprise approximately 72.7% of the Company's gross sales in the three month period ending June 30, 2009 compared to 36.6 % in the same period of 2008. Net sales for our contract manufacturing business was $2,817,353 for three months ending June 30, 2009 compared to net sales in contract manufacturing for the same period in 2008 was $4,336,000. The decrease in contract manufacturing sales of $1,518,647 or 35.0% is the result of the Company’s focus on solar and the decline in overall market conditions for contract parts.

Net sales for the six month period ending June 30, 2009 was $20,598,780 compared to sales of $12,245,410 in six month period ending June 30, 2008.  The increase of $8,353,370 or approximately 68.2% was the result of an increase in orders in our energy division The Company continues to focus on its marketing of its solar module by establishing a sales team in China and the United States. This effort has resulted in increases in sales of our solar modules.  For six months ending June 30, 2009 the Company had revenues from its solar modules of $13,901,00 compared to solar module sales of $5,790,747 for the same period in 2008 an increase of $8,110,253 or 146.1%. Solar modules revenues comprise approximately 67.5% of the Company's gross sales in the six month period ending June 30, 2009 compared to 47.3 % in the same period of 2008. Net sales for our contract manufacturing business was $6,697,780 for six months ending June 30, 2009 compared to net sales in contract manufacturing for the same period in 2008 was $6,454,663 (including $13,000 from discontinued operations). The increase in contract manufacturing sales of $243,117 or 3.8% is the result of the Company’s focus on solar and the decline in overall market conditions for contract parts.

The Company will continue to focus on the expansion of its renewable energy division by the continued development of its newly established solar factory in Ningbo, China as well as the continued quality enhancements of its solar module brand, "Amerisolar".

Gross profit increased by $465,841, or approximately 34.9% from $1,335,759 in the quarter ending June 30, 2008 to $1,801,600  for the three months ending June 30, 2009, reflecting solar module sales in the energy division. The gross profit for solar module sales was $807,030 for the three months ended June 30, 2009 compared to $436,427 in the same period of 2008. This represents an increase of $370,603 in gross profit for our energy division or approximately 84.9%.  The gross profit for contract manufacturing for the three months ended June 30, 2009 was $994,570 compared to $899,332 in the same period of 2008 an increase of $95,238 or10.6%.

For the six months ending June 30, 2009 gross profit was $3,701,192 compared to gross profit of $2,490,156 in the same period in 2008. This represents an increase of $1,211,036 or approximately 48.6% due to our energy division. The gross profit for the six months ended June 30, 2009 for the solar division was $1,793,053 compared to $712,730 in the same period of 2008. This represent an increase of $1,080,323 in gross profit in the six month ended June 30, 2009 or approximately 151.6% increase.  The gross profit for contract manufacturing for the six months ended June 30, 2009 was $1,908,139 compared to $1,777,426 in the same period of 2008 an increase of $130,713 or 7.4%.

Cost of goods sold for the three months ended June 30, 2009 was $8,515,313 compared to $5,519,194 for the same period in 2008.  The increase of $2,996,119 or approximately 54.3% was the result of greater revenues in the energy division.  The cost of goods for solar modules for quarter ending June 30, 2009 was $6,692,530 compared to $2,069,550 for the same period in 2008. The increase of $4,622,980 or 223.4% reflects higher sales. The costs of goods sold for contract manufacturing was $1,822,783 for the quarter ending June 30, 2009 compared to cost of goods sold of $3,449,644 the decrease of $1,626,861 or 47.2% reflects slower sales in this division.

Cost of goods sold for the six months ended June 30, 2009 was $16,897,588 compared to $9,755,254 for the same period in 2008.  The increase of $7,142,334 or approximately 73.2% was the result of greater revenues in the energy division. The cost of goods for solar modules for six months ending June 30, 2009 was $12,596,045 compared to $5,078,017 for the same period in 2008. The increase of $7,518,028 or 148.1% reflects higher sales. The costs of goods sold for contract manufacturing was $4,301,543 for the six months ending June 30, 2009 compared to cost of goods sold of $4,677,237 in the same period of 2008. The decrease of $375,694 or 8.0% reflects slower sales in this division.

The gross margin was 17.5% for the three months ending June 30, 2009 compared to 19.5% in the same period in 2008. The declined of 2.0%  in gross margin was the result of the Company experiencing declines in contract manufacturing margins  due to the downturn in the economy. The gross margin for solar for the quarter ending June 30, 2009 was 10.8% compared to 17.4% .This decline of 6.6% was due to the decline in prices of solar modules. The gross margin for contract manufacturing for the quarter ending June 30, 2009 was 35.3% compared to 20.6% in the same period in 2008. The improvement of gross margin in contract manufacturing was 14.7% was due to improve margins at the power supply factory.

The gross margin was 18.0% for the six months ending June 30, 2009 compared to 20.3% in the same period in 2008.  The declined of 2.3% in gross margin was the result of the decline in prices for our solar modules due to the economy. Our gross margins on our solar business were approximately 12.9% for the six month period ending June 30, 2009 and 12.3% in the period ending June 30 2008.  Gross margins for our contract manufacturing for the six months ended June 30, 2009 was 28.4% compared to  27.5%.It is expected that gross margins will improve as the outlook for our contract cast manufacturing business looks to improve. Further our solar module margins are expected to improve as demand is expected to improve.

In the six month period ending June 30, 2009 there was stock based compensation of $115,220 compared to the non-cash deduction of $110,000 for stock based compensation in 2008. Further the Company had depreciation expense of $162,881 in the six month period ending June 30, 2009 compared to $7,834 in the same period of 2008, due to the greater amount of depreciable assets owned by the Company.

Net income after tax for the three months ending June 30, 2009 was $19,299 compared to a net profit of $425,035 for the three months ended June 30, 2008. The decrease of $405,736 or approximately 95.5% was the result of income taxes of $204,078 being due in the quarter compared to income taxes of $19,702 in the same period 0f 2008.

Net income after tax for the six months ending June 30, 2009 was $454,888 compared to a net profit of $655,361 for the six months ended June 30, 2008. The decrease of $200,473 or approximately 30.6% was the result of income taxes of $242,624 being due in the quarter compared to income taxes of $8,298 in the same period of 2008.

General and administration expenses for the three months ended June 30, 2009, totaled $1,198,367 compared to $777,345 in the same quarter in 2008. The increase of $421,022 or approximately 54.2% was due to the establishment of our energy division. General and administration expenses were $487,303 for period ending June 30, 2009 compared to $270,915 in the same period in 2008 an increase of $216,388 or 79.9% for our solar module division as this division continues to grow. General and administration expenses for the three months ended June 30, 2009 for our contract manufacturing division was $711,064 compared to $506,430 in the same period of 2008. The increase of $204,634 or 40.4% was due to increase costs for being public.

For the six month period ending June 30, 2009 general and administration expenses was $2,411,750 compared to $1,476,518 in the same period in 2008. This increase of $935,232 or approximately 63.3% reflects the establishment of our energy division. General and administration expenses were $1,450,031 for six month  period ending June 30, 2009 compared to $487,567 in the same period in 2008 an increase of $962,464 or 197.4% for our solar module division as this division continues to grow. General and administration expenses for the six month period ended June 30, 2009 for our contract manufacturing division was $961,719 compared to $988,951 in the same period of 2008. The decrease of $27,232 or 2.8% was due to some costs control measures.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of Worldwide’s cash flows from (used in) operating, investing, and financing activities during the periods indicated:

	Six months ended June 30,
	2009	2008

Cash and cash equivalents at Beginning of Period	$5,092,476	$2,111,825
Operating activities	$(158,466)	(2,503,783)
Investing activities	$(1,967,317)	$(1,030,526)
Financing activities	$1,151,603	$3,035,666
Net effect on cash	$(980,539)	$(372,133)
Cash and cash equivalents at End of Period	$4,111,937	$1,739,692

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

In 2008 our credit line was increased by approximately $775,000 from a line of credit in the amount of $2.25 million with Golden Gate Bank to $3.025 million, as a result of securing two new credit lines with Bank of the West, one for $1,025,000 and the other for $2,000,000. The credit line with Golden Gate Bank was subsequently closed. These revolving lines of credit are secured by the assets of the Company and guaranteed by its officers. The maturity date of these two credit lines is May 20, 2010 and June 1, 2011, respectively. The balance outstanding as of June 30, 2009 is $1,300,000, and $700,000 is still available for use on the line of credit. Additionally, the second line of credit has a balance of $848,702 as of June 30, 2009.

For the six month period ending June 30 2009, net cash used in operations was $158,466 compared to net cash used in June of 2008 of $2,503,783. The major factors for the decrease in net cash used in operations were the increase in accounts payable for solar module materials where we received better terms due to weakness in the overall economy. Net cash used in investing was $1,967,317 in the six month period ending June 30, 2009, compared to net cash used of $1,030,526 in the same period of 2008. This increase was the result of our acquisition of Detron and the establishment of our new solar module factory. The Company anticipates further growth in 2009 as the economy is anticipated to improve. If such growth materializes we will finance this growth through Company profitability as well as outside sources of funding if required. Net cash flows provided by financing activities in the six month ending June 30, 2009 was $1,151,603 compared to $3,035,666 in 2008.

The Company raised approximately, $4,747,970 on June 23, 2008 and an additional $252,027 on July 24, 2008 for gross proceeds of approximately $5,000,000, or net proceeds of $4,586,916 after offering expenses. The Company issued 1,111,109 restricted common shares along with warrants to purchase an additional 1,111,109 shares with 722,221 warrants having an exercise price of $7.00 and 388,888 of those warrants having an excise price of $9.00. These funds were used to expand our energy division through the establishment of a new solar module factory announced on November 10, 2008 along the acquisition of a power supply company with designing and R&D capabilities.  Additionally, these funds will be used to provide additional working capital for the solar module factory to purchase raw materials and to expand the solar module business segment.

PLAN OF OPERATION

The Company will continue to focus on the expansion of its renewable energy division by the continued development of its newly established solar factory in Ningbo, China as well as the continued quality enhancements of its solar module brand, "Amerisolar".  Additionally, we intend to develop the U.S. solar module market and plan to expand our operation in this market. We believe that the renewable energy division offers the Company its greatest growth and profit potential in both the present and foreseeable future. The Company presently has enough liquidity to meet its expansion plans. However, depending on growth the Company may need additional funding in the future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

Contractual Obligations

We do not have any contractual obligations that are currently material or reasonably likely to be material to our financial position or results of operations.

Critical Accounting Policies and Estimates

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

Inventories

Inventories consist of finished goods of manufactured products. Our inventory is based on customer orders and the duration of those orders. Cost is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. We have recorded as of June 30, 2009 an allowance of $19,390 for slow-moving or obsolete inventory.

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

Foreign Currency Transactions and Translation

The Company’s principal country of operations is The People’s Republic of China. The financial position and results of operations of the Company are determined using the local currency (“Renminbi” or “Yuan”) as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“US Dollars”) are dealt with as a separate component within stockholders’ equity. Translation adjustments net of tax totaled $86,621 and $146,017, for the three months ended June 30, 2009 and 2008, respectively and $107,656 and $244,440, for the six months ended June 30, 2009 and 2008, respectively.

As of June 30, 2009 and 2008, the exchange rate was 6.8448 Yuan and 6.8718 Yuan per U.S. Dollar, respectively.

Management has discussed the development and selection of these critical accounting policies with the Board of Directors and the Board has reviewed the disclosures presented above relating to them.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.                      CONTROLS AND PROCEDURES

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

In connection with the audit for the fiscal years ended December 31, 2008, Child Van Wagner (“Child”), our independent registered public accounting firm, noted matters involving our internal controls that it considered to be significant deficiencies, and taken together constitute a material weakness, under the standards of the Public Company Accounting Oversight Board, or PCAOB. Under the PCAOB standards, a significant deficiency is a control deficiency, or combination of control deficiencies, that, in Child’s judgment, would adversely affect the ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that, in Child’s judgment, results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The material weaknesses identified by Child were as follows:

RESTATEMENT ISSUES: The restatement of the December 31, 2008 financials was the result of certain receivable accounts, accounts payable, accrual expenses gain on disposal of subsidiary and loss on disposal of subsidiary not being correctly recorded and therefore being adjusted resulting in the decline of net income of $457,612 to $1,001,648 rather than previously reported net income of $1,459,260 for the period ending December 31, 2008.

Our management has discussed these material weaknesses with our board of directors and has engaged in the following remediation efforts to ensure that the significant deficiencies do not reoccur: we are adding additional accounting staff with greater expertise to assist the Company in preparation of its financial statements in China.

These remediation efforts are designed to address the material weakness identified by Child and to improve and strengthen our overall control environment. We believe these actions will prevent the significant deficiencies from reoccurring. Our management, including our principal executive officer and principal financial officer, does not expect that disclosure controls or internal controls over financial reporting will prevent all errors, even as the aforementioned remediation measures are implemented and further improved to address all deficiencies. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Changes in Internal Control Over Financial Report

In its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008 (the “Annual Report”), our management reported that, as of the date of such report, our internal control over financial reporting was not effective. In the first quarter of fiscal 2009, the Company employed an outside consultant to assist us with the self-assessment required by Section 404 of the Sarbanes-Oxley Act of 2002 of our internal controls and procedures. However, upon review of the work product, our management determined that the prepared documentation did not contain sufficient detail. The Company will hire additional consultants to help management refine such documentation.

Based upon the foregoing, our management has determined that there were no changes in our internal control over financial reporting, identified in connection with the evaluation that occurred during our last fiscal quarter, under the supervision and with the participation of our president (also our principal executive officer) and chief financial officer (also our principal financial and accounting officer), that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 1A.  Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item

PART II.  OTHER INFORMATION

Item 1.         Legal Proceedings.

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

                      None.

Item 5.          Other Information

                      None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC.

By:	/s/ JIMMY WANG
Jimmy Wang,
CEO and Director (duly authorized officer)
Date: August 19, 2009

By:	/s/ JOHN BALLARD
John Ballard,
Chief Financial Officer (principal financial and accounting officer)
Date: August 19, 2009