Form 10-K/A
period 2008-12-31
WORLDWIDE ENERGY & MANUFACTURING USA INC
filed 2009-09-01
CIK 1111816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment no. 2 )

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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

- - 2 - -

EXPLANATORY NOTE

On August 10, 2009, the management of Worldwide Energy and Manufacturing USA, Inc. concluded that its financial statements for the year ended December 31, 2008, which are included in its Form 10-K for the year ended December 31, 2008, did not properly account for certain items as of December 31, 2008 and for the year then ended in accordance with United States generally accepted accounting principles, and, as a result, cannot be relied upon.  The restatement was the result of the disposal of our subsidiary, Chengde, wherein a gain on disposal was overstated by $245,000, a payment obligation of $285,714 for the acquisition of our subsidiary, Detron, and the corresponding intangible asset, were omitted, and an estimated income tax liability of approximately $217,000 was understated at December 31, 2008. These changes resulted in a decrease in net income of $457,612 to $1,001,648 from previously reported net income of $1,459,260 and, as a result, the accompanying financial statements have been restated.

- - 3 - -

WORLDWIDE ENERGY AND MANUFACTURING USA, INC.

2008 ANNUAL REPORT ON FORM 10-K

INDEX

PART I

                                                                                                                                                                                  - 5 -

Item 1. Business

General

                                                                                                                                                                                  - 8 -

Item 1B. Unresolved Staff Comments

Item 2. Properties

Item 3. Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

PART II

                                                                                                                                                                                - 15 -

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities                                                                                                                                                                                  - 15 -

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

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Item 9.

  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

61

Item 9A. Controls and Procedures

62

Item 9B.  Other Information

63

PART III

                                                                                                                                                                                     64

Item 10.  Directors, Executive Officers and Corporate Governance.

64

Item 11.  Executive Compensation

66

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

67

Item 13. Certain Relationships and Related Transactions, and Director Independence.

68

Item 14.  Principal Accounting Fees and Services.

69

Item 15. Exhibits, Financial Statement Schedules.

70

SIGNATURES

72

- - 4 - -

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

- - 5 - -

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

- - 6 - -

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

- - 7 - -

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

- - 8 - -

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

- - 9 - -

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

- - 10 - -

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

- - 11 - -

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

- - 12 - -

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

- - 13 - -

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

- - 14 - -

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

- - 15 - -

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

- - 16 - -

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

- - 17 - -

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

- - 18 - -

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

- - 19 - -

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

- - 20 - -

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

- - 21 - -

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

- - 22 - -

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

- - 23 - -

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

- - 24 - -

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

- - 25 - -

Management has discussed the development and selection of these critical accounting policies with the Board of Directors and the Board has reviewed the disclosures presented above relating to them.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

See the following pages.

- - 26 - -

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

- - 27 - -

Report of Independent Registered Public Accounting Firm

To the Audit Committee/Board of Directors Stockholders of Worldwide Energy and Manufacturing USA, Inc.

South San Francisco, California

We have audited the consolidated balance sheets of Worldwide Energy and Manufacturing USA, Inc. (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of Worldwide Energy and Manufacturing USA, Inc. as of December 31, 2008 and 2007, and the results of its consolidated operations and its consolidated cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

Since our previous report dated April 5, 2009, it was determined that the financial statements needed restatement to make corrections as described in note 17.

Child, Van Wagoner & Bradshaw, PLLC Salt Lake City, Utah

April 5, 2009, except for note 17 which is dated August 18, 2009

J. Russ Bradshaw, CPA

William R. Denney, CPA

Russell E. Anderson, CPA

Scott L. Farnes

1284 W. Flint Meadow Dr. #D Kaysville, Utah 84037 Telephone 801.927.1337 Facsimile 801.927.1344

5296 S. Commerce Dr. #300 Salt Lake City, Utah 84107 Telephone 801.281.4700 Facsimile 801.281.4701

Suite A, 5/F Max Share Centre 373 King’s Road North Point, Hong Kong Telephone 852.21.555.333

- - 28 - -

- - 29 - -

 WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	(Restated) 2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$5,092,476	$2,111,825
Accounts receivables, net of allowances of $45,634	4,790,506	3,275,024
Notes receivables	269,507	-
Inventories	3,754,765	2,333,148
Income tax receivable	-	82,131
Advances to suppliers	99,824	260,540
Related parties receivables	446,373	30,422
Prepaid and other current assets	206,770	117,621

Total current assets	14,660,221	8,210,711

Deposits paid for investment	1,724,976	-
Property, plant and equipment, net	1,353,539	545,494
Intangible assets	1,386,714	-
Other assets	7,559	6,636

Total assets	$19,133,009	$8,762,841

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,400,253	$2,453,317
Lines of credit	-	1,758,584
Accrued expenses	867,291	156,524
Tax payable	364,213	78,637
Acquisition Cost Payable	285,714	-
Due to related parties	1,243,024	-
Customer deposits	964,998	-
Current portion of long-term debt (note 10)	-	884

Total current liabilities	7,125,493	4,447,946

Non-current liabilities
Long term loan	937,075	-
Loan payable to stockholders	60,024	498,812
Total non-current liabilities	997,099	498,812

Total liabilities	8,122,592	4,946,758

Minority interest in subsidiary	612,639	-

Stockholders’ equity
Common stock (No Par Value: 100,000,000 shares authorized;
3,493,512 shares issued and outstanding)	6,108,379	270,746

- - 30 - -

Retained earnings	3,801,921	3,250,112
Accumulated other comprehensive income	487,478	295,225

Total stockholders’ equity	10,397,778	3,816,083

Total liabilities and stockholders’ equity	$19,133,009	$8,762,841

See accompanying notes to consolidated financial statements.

- - 31 - -

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

	For The Year Ended
	December 31
	(Restated) 2008	2007
Revenue
Regular sales, net of returns of $0 in 2007 and $0 in 2006	$45,913,957	$12,132,710

Cost of goods sold	39,746,286	8,350,621
Gross profit	6,167,671	3,782,089

Operating Expenses
Other selling, general and administrative expenses	3,832,363	2,769,847
Management and professional fees paid to shareholders (Note 13)	306,000	210,000
Stock based compensation	128,597	-
Depreciation	122,923	106,480

Total operating expenses	4,389,883	3,086,327

Net operating income	1,777,788	695,762

Other Income (expenses)
Interest income	21,995	12,548
Interest expenses	(120,038)	(79,544)
Interest expense paid to shareholders (Note 13)	(27,284)	(17,371)
Other income	114,057	254,265
Other expenses	(243,765)	-
Dividend income	242,770
Exchange loss	(364,067)	(355,712)
Loss on Disposal	(101,982)
Gain on disposal	-	-

Total other expenses	(478,314)	(185,814)

Income from continuing operations before income taxes	1,299,474	509,948
Income taxes (expense) /benefit	(284, 368 )	65,726

Income from continuing operations before minority interest	1,015,106	575,674
Loss share by minority interest	(15,843)	-

Income from continuing operations	$999,263	$575,674
Income from discontinued operations, net of tax	2,385

Net income	1,001,648	575,674

Other comprehensive income
Foreign currency translation	192,253	135,610
Comprehensive income	$1,193,901	$711,284

- - 32 - -

Earnings per share
Continuing operations	$0,37	$0.28
Discontinued operations	$0.00	$0.00

Weighted average shares outstanding	2,731,995	2,035,495

See accompanying notes to the consolidated financial statements

- - 33 - -

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCK HOLDERS’ EQUITY

	Common Stock No Par Value		Retained Earnings	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Number of Shares	Amount		Income

Balance, December 31, 2006	2,030,863	$208,871	$2,674,438	$159,615	$3,042,924

Share Issued at $3.75 per share for services	16,500	61,875	-	-	61,875
Net income for the year ended December 31, 2007	-	-	575,674	-	575,674
Comprehensive income - unrealized loss on foreign currency translation	-	-	-	135,610	135,610

Balance, December 31, 2007	2,047,363	$270,746	$3,250,112	$295,225	$3,816,083

Share Issued at $3.67 per share for services	35,040	128,597	-	-	128,597
Share Issued at $3.67 per share for acquisition of brand name	300,000	1,101,000	-	-	1,101,000
Share Issued at $4.5 per share for raising fund by deducting the issuance cost of $391,961	1,055,103	4,356,009	-	-	4,356,009
Share Issued at $4.5 per share for raising fund	56,006	252,027	-	-	252,027
Net income for the year	-	-	1,001,648	-	1,001,648
Comprehensive income - unrealized loss on foreign currency translation	-	-	-	192,253	192,253
Dividend paid to ex-shareholders of new acquired subsidiary	-	-	(449,839)	-	(449,839)

Balance, December 31, 2008	3,493,512	$6,108,379	$3,801,921 (restated)	$487,478 (restated)	$10,397,778 (restated)

- - 34 - -

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended
	December 31,
	(Restated) 2008	2007
Cash flows from operating activities
Net income	$1,001,648	$575,674
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	193,948	106,480
Allowance for bad debts	(20,000)	(75,349)
Stock based compensation expense	128,597	61,875
Dividend paid to shareholders of new subsidiary	(449,837)	-
Minority interest	15,843	-
Gain on disposal of property, plant and equipment	42,763	-
Loss on disposal of subsidiary	101,982	-

Changes in operating assets and liabilities:
Accounts receivable	521,719	(787,967)
Inventories	(610,826)	213,309
Notes receivable	(44,064)	-
Income tax receivable	80,906	339
Advances to suppliers	187,228	(32,765)
Related parties payable	-
Prepaid and other current assets	( 89 , 149 )	(66,740)
Accounts payable	(189,464)	800,624
Accrued expenses	595,964	(615,741)
Income tax payable	253,913	36,192
Customer deposits	960,873	36,525

Net cash provided by operating activities	2,682,044	252,456

Cash flows from investing activities
Cash from acquired subsidiary	411,316	-
Loan to related parties	-	(585,854)
Capital expenditure	(768,411)	(205,448)
Acquisition of investment in subsidiary	(729,421)	-
Deposits paid for investment in subsidiaries	(1,724,802)	-

Net cash used in investing activities	(2,811,318)	(791,302)

Cash flows from financing activities
Proceeds from issuance of common stock	4,608,036	-
Repayment / proceeds of line of credit	(1,758,584)	1,141,732
Proceeds / repayment from long-term debt	937,074	(1,151)
Repayment of shareholders loan	(439,672)	(23,212)
Loan to related parties	(410,364)	16,305
Loan from related parties	233,106	-

Net cash flows provided by financing activities:	3,169,596	1,133,674

- - 35 - -

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS- CONTINUED

Effect of exchange rate changes in cash	(59,671)		77,196

Net increase in cash	2,980,651		672,024

Cash- beginning of year	2,111,825		1,439,801

Cash- end of year	$5,092,476		$2,111,825

Supplemental disclosure of non cash investing and financing activities:
Stock based compensation expenses	$128,597	$
Acquisition cost payable	$285,714	$
Acquisition of intangible assets by issuance of shares	$1,101,000	$

Interest paid in cash	$147,322		$93,296
Income taxed paid in cash	$28,509		$96,768

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

2007	Current	Deferred	Total
Federal	$6,337	$-	$6,337
State	3,134	-	3,134
Foreign	4,893	-	4,893
	$14,364	$-	$14,364

2008	Current (Restated)	Deferred	Total (Restated)
Federal	$161,469	$-	$161,469
State	55,579	-	55,579
Foreign	67, 230	-	67, 230
	$284,278	$-	$284,278

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

	As Previously Reported	Retroactive Adjustment	As Restated

At December 31, 2008
- Prepaid and other current assets	$ 451,770	$ 206,770	$ (245,000)
- Total current assets	$ 14,905,211	$ 14,660,221	$ (245,000)
- Intangible assets	$ 1,101,000	$ 1,386,714	$ 285,714
- Total assets	$ 19,092,295	$ 19,133,009	$ 40,714
- Acquisition cost payable	$ --	$ 285,714	$ 285,714
- Taxes payable	$ 0	$ 217,048	$ 217,048

- Total current liabilities	$ 6,622,731	$ 7,125,493	$ 502,762
- Total liabilities	$ 7,619,830	$ 8,122,592	$ 502,762
- Retained earnings	$ 4,259,533	$ 3,801,921	$ (457,612)
- Accumulated other comprehensive income	$ 491,914	$ 487,478	$ (4,436)
- Total stockholders’ equity	$ 10,859,826	$ 10,397,778	$ (435,048)
- Total liabilities and stockholders’ equity	$ 19,092,295	$ 19,133,009	$ 40,714

Fiscal Year 2008
- Loss on Disposal	$ 0	($ 101,982)	($ 101,981)
- Gain on Disposal	$ 138,582	$ 0	($ 138,582)
- Total other expenses	$ (237,750)	$ (478,314)	$ (240,564)
- Income from continuing operations before income taxes	$ 1,540,038	$ 1,299,474	$ (240,564)
- Income from continuing operations before minority
Interest	$ 1,472,718	$ 1,015,106	$ (457,612)
- Income from continuing operations	$ 1,456,875	$ 999,263	$ (457,612)
- Net income	$ 1,459,260	$ 1,001,648	$ (457,612)
- Foreign currency translation	$ 196,689	$ 192,253	$ (4,436)
- Comprehensive income	$ 1,655,949	$ 1,193,901	$ (462,048)
- Earnings Per Share	$ 0.53	$ 0.37	$ (0.16)

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

Under the PCAOB standards, a significant deficiency is a control deficiency, or combination of control deficiencies, that, in Windes’ management’s judgment, would adversely affect the ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that, in our judgment, results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The material weaknesses identified were as follows:

RESTATEMENT ISSUES: The restatement of the December 31, 2008 financials was the result of the disposal of our subsidiary, Chengde, in regards to reclassifications where prepaid and other assets were reduced since this asset should have been classified as an intangible asset. Further, accounts payable increased to reflect the purchase of this asset. In turn, retained earnings and the corresponding income statements items, loss on disposal, expenses and income accounts were all effected as a result of this change, and therefore being adjusted resulting in the decline of net income of $1,001,648 rather than previously reported net income of $1,459,260. The net effect was a net loss of $457,612 for the period ending December 31, 2008.

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

Date: August 31 , 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /S/ JIMMY WANG

Jimmy Wang, CEO, and Director

Date: August 31 , 2009

By: /S/ JEFF WATSON

Jeff Watson, President

Date: August 31 , 2009