Form 10-Q/A
period 2009-03-31
WORLDWIDE ENERGY & MANUFACTURING USA INC
filed 2009-09-01
CIK 1111816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2 )

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

EXPLANATORY NOTE

The restatement was the result of the carryforward effect of corrections made to the December 31, 2008 financial statements, in particular, retained earnings, intangible assets, and liability for income taxes.  In addition, net income for the quarter decreased by $7,565 to $435,589 rather than previously reported net income of $443,154 for the period ending March 31, 2009 and, as a result, the accompanying financial statements have been restated.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited ) (Restated )	(Restated)

ASSETS
Current assets:
Cash and cash equivalents	$3,520,399	$5,092,476
Accounts receivables, net of allowances of $272,430 and $45,634, respectively	8,600,995	4,790,506
Notes receivables	149,937	269,507
Inventories	4,665,481	3,754,765
Tax receivable	240,001	-
Advances to suppliers	745,603	99,824
Related parties receivables	439,100	446,373
Prepaid and other current assets	1 60 ,069	206,770

Total current assets	18,521,585	14,606,221

Property, plant and equipment, net	2,029,878	1,353,539
Intangible assets	1,101,000	1,101,000
Goodwill	285,714	-
Deposits paid for investment	1,551,890	1,724,976
Investment	16,000	-
Other assets	-	7,559

Total assets	$23,506,067	$19,133,009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,563,166	$3,400,253
Accrued expenses	524,468	867,291
Bank loan	1,300,000	-
Tax payable	337,951	364,213
Due to related parties	1,242,248	1,243,024
Customer deposits	133,599	964,998

Total current liabilities	11,101,432	7,125,493

Non-current liabilities
Bank loan-long term portion	877,869	937,075
Loan payable to stockholders	-	60,024
Total non-current liabilities	877,869	997,099

Total liabilities	11,979,301	8,122,592

Worldwide’s Stockholders’ equity
Common stock (No Par Value: 100,000,000 shares authorized;
3,617,512 shares issued and outstanding)	6,296,899	6,108,379
Retained earnings	4,237,510	3,801,921
Deferred stock based compensation	(140,400)	-
Accumulated other comprehensive income	508,513	487,478

Total Worldwide’s stockholders’ equity	11,119,570	10,397,778

Non-controlling interest	624,244	612,639

Total equity	11,743,814	11,010,417

Total liabilities and stockholders’ equity	$23,506,067	$19,133,009

See accompanying notes to unaudited condensed consolidated financial statements.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

(UNAUDITED)

	For The Three Months Ended
	March 31.
	(Restated) 2009	2008
Revenue
Sales, net of returns of $0 in 2009 and $0 in 2008	$10,281,867	$5,404,083

Cost of goods sold	8,382,275	4,239,033
Gross profit	1,899,592	1,165,050

Operating Expenses
Other selling, general and administrative expenses	1,212,968	701,085
Advertising	415	--
Management and professional fees paid to shareholders (Note 10)	90,000	80,320
Stock based compensation	32,120	110,000
Depreciation	73,176	3,972

Total operating expenses	1,408,679	895,377

Operating income	490,913	269,673

Other Income (expenses)
Interest income	11,113	1,137
Interest expenses	(7,602)	(34,441)
Interest expense paid to shareholders (Note 10)	-	(17,446)
Other income	903	-
Exchange gain	3,637	-

Total other expenses	8,379	(50,750)

Net income before income taxes	499,292	218,923
Income taxes (expense)/benefit	(38,546)	11,404

Net income before non-controlling interest	460,746	230,327
Non-controlling interest	(25,157)	-

Net income attributable to the Company	435,589	230,327

Other comprehensive income
Foreign currency translation	21,035	98,423
Comprehensive income attributable to the non-controlling interest	(13,552)	-
Comprehensive income attributable to the Company	$443,072	$328,750

Earnings per share	$.16	$0.11

Weighted average shares outstanding	2,884,129	2,069,863

See accompanying notes to unaudited condensed consolidated financial statements.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For The Three Months Ended
	March 31,
	(Restated) 2009	2008
Cash flows from operating activities
Net income	$435,589	$230,327
Income attributable to non-controlling interest	25,157	-
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	73,176	27,830
Allowance for bad debts	226,718	(20,000)
Stock issued for services	32,120	110,000

Changes in operating assets and liabilities:
Accounts receivable	(4,032,814)	(2,543,985)
Inventories	(908,147)	240,934
Income tax receivable	(239,967)	(10,974)
Loan receivable-affiliate	119,892	-
Notes receivable	(645,560)	(987,203)
Prepaid and other current assets	39,200	98,312
Accounts payable	4, 363,837	1,826,234
Accrued expense	(359,284)	(12,028)
Income tax payable	(26,444)	(19,344)
Customer deposits	(831,558)	-

Net cash used in operating activities	(1, 728,085 )	(1,059,897)

Cash flows from investing activities

Loan to related parties	-	(25,987)
Purchase of property and equipment	(760,013)	(26,570)
I nvestment in subsidiaries	(285,714)	(40,680)

Net cash used in investing activities	(1,045,727)	(93,237)

Cash flows from financing activities
Proceeds from shareholders loan	-	1,606,954
Repayment of shareholders loan	(60,024)	-
Principal payments on loan term debt	-	(884)
Proceeds from line of credit	1,300,000	-
Repayment of bank loans	(43,749)	(116,962)
Loan from related parties	6,133	-

Net cash flows provided by financing activities:	1,202,360	1,489,108

Effect of exchange rate changes in cash	(625)	55,331

Net (decrease)/ increase in cash	(1,572,077)	391,305

Cash- beginning of period	5,092,476	2,111,825

Cash- end of period	$3,520,399	$2,503,130

Supplemental disclosure of non cash investing and financing activities:
Interest paid in cash	$-	$51,887
Income taxed paid in cash	$39,564	$-

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

The Company recorded the difference between the net tangible assets of Detron less the purchase price as goodwill.

Cash	$411,316
Accounts Receivable	1,929,314
Note receivable	226,877
Inventories	774,295
Advances to suppliers	21,703
Prepaid and other current assets	231,967
Property, plant and equipment, net	158,520
Other assets	3,494
Goodwill	285,714
Trade payables	(962,839)
Accrued expenses	(422,943)
Income taxes payable	(29,717)
Related parties payable	(1,015,773)
Comprehensive Income	7,565
45% Minority Interest	(596,793)

55% Net assets acquired	$1,022,700

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

17.

RESTATEMENT

On August 10, 2009, the management of Worldwide Energy and Manufacturing USA, Inc. concluded that its financial statements for the three month period ended March 31, 2009, did not properly account for certain items as of December 31, 2008 and for the year then ended in accordance with United States generally accepted accounting principles, and, as a result, cannot be relied upon. The restatement was the result of the disposal of our subsidiary, Chengde, in regards to reclassifications where prepaid and other assets were reduced since these assets should have been classified as an intangible assets. Further accounts payable increase to reflect the purchase of this asset. In turn retained earning and the corresponding income statements items, loss on disposal, expenses and income accounts were all effected as a result of this change and therefore being adjusted resulting in the decline of net income   of $7,565 to $435,589 rather than previously reported net income of $ 443,154 for period ending March 31, 200 and, as a result, the accompanying financial statements have been restated.

In particular, the following items were not properly accounted for:

	PRIOR Mar. 31, 2009	REVISED Mar. 31, 2009	CHANGE

ASSETS
Prepaid & other assets	$ 405,069	$ 1 60 ,069	($ 245 ,000)
Total current assets	$ 18,766,585	$ 18,521,585	($ 245,000)
Intangible Assets	$ 293,279	$ 285,714	($ 7,565)
Total Assets	$ 19,092,295	$ 19,133,009	($ 252,565)

RETAINED EARNING S /EQUITY

Retained Earning s	$ 4,702,687	$ 4,237,540	($ 465,177)
Accum. Other Comprehensive Income	$ 512,949	$ 508,513	($ 4,436)
Total WEMU Shareholder Eq.	$ 11,372,135	$ 10,872,552	($ 469,613)
Total Equity	$ 11,996,379	$ 11,526,766	($ 469,613)
Total Liabilities/Equity	$ 23,758,632	$ 23,506,067	($ 252,565)

INCOME STATEMENT
G/A Expenses	$ 1,205,781	$ 1,212,968	($ 7,187)
Advertising	$ 0	$ 415	$ 415
Total Oper. Expenses	$ 1,401,077	$ 1,408,679	$ 7,602
Operating Income	$ 498,515	$ 490,913	($ 7,602)
Exchange Gain	$ 3,928	($ 3,637)	($ 7,565)
Total other Expense	$ 8,342	$ 8,379	$ 37
Net Income before Noncontrol inter.	$ 468,311	$ 460,746	($ 7,565)
Net income before tax	$ 506,857	$ 499,292	($ 7,565)
Net income	$ 443,154	$ 435,589	($ 7,565)
Comprehensive Income	$ 450,637	$ 443,072	($ 7,565)
EPS Continuing Oper.	.13	.16	.03
Weighted Avg. Shares Outstanding	3,527,956	2,884,129	(643,827)

ITEM  2.

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

LIQUIDITY

The following is a summary of Worldwide’s cash flows from operating, investing, and financing activities during the periods indicated:

	Three months ended March 31,
	2009	2008

Cash at Beginning of Period	$5,092,476	$2,111,825
Operating activities (used)	$(1,893,621	(1,059,897)
Investing activities (Used)	$(586,913	$(93,237)
Financing activities	$909,082	$1,489,108
Net effect on cash	$(625)	$55,331
Cash at End of Period	$3,520,399	$2,503,130

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

The material weaknesses identified were as follows:

RESTATEMENT ISSUES: The restatement of the March 31, 2009 financials was the result of the disposal of our subsidiary, Chengde, in regards to reclassifications where prepaid and other assets was reduced since this assets should have been classified as an intangible assets. Further accounts payable increase to reflect the purchase of this asset. In turn retained earning and the corresponding income statements items, loss on disposal, expenses and income accounts were all effected as a result of this change and therefore being adjusted resulting in the decline of net income of $7,565 to $435,589 rather than previously reported net income of  $443,154 for period ending March 31, 200 and, as a result, the accompanying financial statements have been restated.

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

Date:  August 31 , 2009

By: /S/ JOHN BALLARD

 John Ballard, Chief Financial Officer (principal financial and accounting officer)

Date:  August 31 , 2009