Form 10-Q
period 2009-09-30
WORLDWIDE ENERGY & MANUFACTURING USA INC
filed 2009-11-13
CIK 1111816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

WORLDWIDE ENERGY AND MANUFACTURING USA, INC.

(Exact name of registrant as specified in its charter)

Colorado	0-31761	77-0423745
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

408 N. Canal Street South San Francisco, CA 94080
(Address of principal executive offices)

Registrant’s telephone number, including area code: (650) 794-9888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                      Yes   ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   ☐                                                                 Accelerated Filer   ☐

Non-Accelerated Filer     ☐                                                  Smaller reporting Company   ☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at September 30, 2009
Common Stock, no par value	3,621,611

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

(a)

The unaudited condensed consolidated financial statements of registrant for the three and nine months ended September 30, 2009 and 2008, follow.  The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	September 30, 2009	December 31, 2008
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$5,067,638	$5,092,476
Restricted cash	1,417,356	-
Accounts receivables, net of allowances of $281,000 and $46,000, respectively	14,985,055	4,790,506
Notes receivable	354,263	269,507
Inventories	4,926,189	3,754,765
Income tax receivable	186,157	-
Advances to suppliers	539,394	99,824
Other receivables	111,006	185,400
Prepaid and other current assets	401,260	206,770
Total current assets	27,988,318	14,399,248

Property, plant and equipment, net	3,554,610	1,353,539
Intangible assets	1,101,000	1,101,000
Goodwill	285,714	285,714
Investment at cost	51,892	51,892
Deposits paid for contracts in process	-	1,673,084
Long term receivable – related party	253,996	260,973
Other assets	-	7,559
Total assets	$33,235,530	$19,133,009
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14,481,008	$3,400,253
Accrued expenses	1,029,332	867,291
Line of credit	2,000,000	-
Acquisition cost payable	-	285,714
Tax payable	492,516	364,213
Due to related parties	1,351,276	1,243,024
Customer deposits	175,723	964,998
Total current liabilities	19,529,855	7,125,493

Non-current liabilities
Line of credit	763,285	937,075
Loan payable to stockholders	-	60,024
Total non-current liabilities	763,285	997,099
Total liabilities	20,293,140	8,122,592

Stockholders’ equity
Common stock (No Par Value; 100,000,000 shares authorized; 3,621,611 and 3,493,511 shares issued and outstanding, respectively)	6,270,399	6,108,379
Retained earnings	5,160,166	3,801,921
Accumulated other comprehensive income	665,510	487,478
Total equity attributable to Worldwide	12,096,075	10,397,778
Non-controlling interest	846,315	612,639
Total stockholders’ equity	12,942,390	11,010,417
Total liabilities and stockholders’ equity	$33,235,530	$19,133,009

See accompanying notes to unaudited condensed consolidated financial statements

 WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue
Sales	$18,618,508	$19,102,654	$39,217,288	$31,348,064
Cost of goods sold	15,757,244	17,738,721	32,654,832	27,493,975
Gross profit	2,861,264	1,363,933	6,562,456	3,854,089

Operating Expenses
Selling, general and administrative expenses	1,316,386	750,983	3,728,136	2,227,502
Management and professional fees paid to shareholders (Note 14)	80,000	72,680	260,000	225,680
Stock based compensation	46,800	(15,000)	162,020	95,000
Depreciation	83,485	2,879	246,366	10,713
Total operating expenses	1,526,671	811,542	4,396,522	2,558,895
Net operating income	1,334,593	552,391	2,165,934	1,295,194

Other Income (expenses)
Interest income	3,007	8,267	14,164	12,217
Interest expense	(20,114)	(1,287)	(40,923)	(74,375)
Interest expense paid to shareholders (Note 14)	-	(9,838)	-	(27,284)
Other income (expense)	13,391	5,704	6,399	5,704
Exchange gain (loss)	97,996	-	103,421	(691)
Total other expenses	94,280	2,846	83,061	(84,429)

Income before income taxes	1,428,873	555,237	2,248,995	1,210,765
Income taxes	(427,497)	(8,514)	(670,121)	(16,813)
Income after taxes	1,001,376	546,723	1,578,874	1,193,952
Net income(loss) from discontinued operations, net of tax	-	(6,115)	-	2,017
Net income before non-controlling interest	1,001,376	540,608	1,578,874	1,195,969
Net income attributable to non-controlling interest	(98,019)	-	(220,629)	-
Net income attributable to Worldwide	903,357	540,608	1,358,245	1,195,969

Other comprehensive income
Foreign currency translation, net of tax	83,423	146,017	191,079	102,835
Comprehensive income (loss) attributable to non-controlling interest	524	-	(13,047)	-
Total comprehensive income	$987,304	$686,625	$1,536,277	$1,298,804

Basic and diluted earnings per share from continuing operations	$0.25	$0.17	$0.38	$0.48
Basic and diluted earnings per share from discontinued operations	$0.00	$(0.00)	$0.00	$0.00
Basic and diluted earnings per share	$0.25	$0.17	$0.38	$0.48
Basic and diluted weighted average shares outstanding	3,621,611	3,170,906	3,578,014	2,471,384

See accompanying notes to unaudited condensed consolidated financial statements

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income attributable to Worldwide	$1,358,245	$1,195,969
Net income attributable to non-controlling interest	220,629	-
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	246,564	74,646
Allowance for bad debts	234,796	(20,000)
Stock based compensation	162,020	95,000
Changes in operating assets and liabilities:
Accounts receivable	(10,250,963)	(2,496,611)
Notes receivable	(84,468)	-
Inventories	(1,167,944)	(1,433,804)
Income tax receivable	(185,921)	(2,375)
Advance to suppliers	(438,754)	(4,847)
Related party payable	6,497	-
Prepaid and other current assets	(198,622)	(277,531)
Accounts payable	11,155,323	1,308,977
Accrued expense and acquisition cost payable	(123,636)	105,196
Tax payable	128,152	14,105
Customer deposits	(789,339)	-
Net cash provided by (used by) operating activities	272,579	(1,441,275)

Cash flows from investing activities:
Loan to related parties	-	(207,130)
Capital expenditures	(744,218)	(648,887)
Deposits paid for investment in subsidiaries	-	(772,692)
Deposits to restricted account	(1,417,356)	-
Net cash used by investing activities	(2,161,574)	(1,628,709)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	4,578,494
Repayment of loans payable to shareholders	(60,024)	(438,788)
Proceeds from related parties	107,521	-
Net proceeds from line of credit	2,000,000	1,166,786
Repayment of bank loans	(173,790)	-
Net cash flows provided by financing activities:	1,873,707	5,306,492

Effect of exchange rate changes on cash and cash equivalents	(9,550)	114,411
Net increase (decrease) in cash and cash equivalents	(24,838)	2,350,919
Cash and cash equivalents- beginning of period	5,092,476	2,111,825
Cash and cash equivalents- end of period	$5,067,638	$4,462,744

See accompanying notes to unaudited condensed consolidated financial statements

Supplemental disclosure of non cash activities:
Cash paid during the period for:
Interest	$40,923	$101,659
Income tax	$390,217	$35,758

See accompanying notes to unaudited condensed consolidated financial statements

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

1.

MANAGEMENT'S REPRESENTATION OF INTERIM FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Worldwide Energy and Manufacturing USA, Inc. and subsidiaries without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements at December 31, 2008 as filed in the Company Form 10-K filed with the Commission on April 14, 2009 and the amended 10K/A filed August 19, 2009 and September 1, 2009.

2.

SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the condensed consolidated financial statements and the restated December 31, 2008 financials included in the 10-K/A filed on September 1, 2009.

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Description of Business

Worldwide Energy and Manufacturing USA, Inc. (“Worldwide” or “the Company”) is an international manufacturing and engineering firm, concentrating on PV solar modules and contract manufacturing services, using multiple factories in China. Worldwide services customers primarily in Europe, South Korea for our solar modules and United States-based companies for their outsource of smaller and scale production orders for offshore production in China. From our inception in 1993 until 2005, we were strictly an intermediary or “middle man,” working with our customers and our subcontractors to assure that our customers received high quality components on a timely basis that fulfilled their specific needs. While we still subcontract a significant portion of our business, since 2005, we have begun the transition to becoming a direct contract manufacturer, operating several of our own factories.  Recently, we announced the opening of two additional factories, allowing us to become a direct manufacturer for solar modules and for power supply units as described below.

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

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

2.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Worldwide leased a 129,167 square foot facility in Ningbo, China. The lease term is from July 18, 2008 to July 17, 2013. This facility houses the production operations and R&D center for the Company’s solar division. Operations at this facility began during the first quarter of 2009.

On October 14, 2008, Worldwide completed the acquisition of 55% of Shanghai De Hong Electric and Electronic Company Limited (“De Hong”), through acquiring 55% of the outstanding capital stock of De Hong, a China corporation, through Worldwide’s wholly owned subsidiary Intech Electro-Mechanical Products Co., Ltd., a Chinese corporation (“Intech”). Shanghai De Hong Electric and Electronic Company is the holding Company for the operating subsidiary Shanghai Intech-Detron Electronic Co. (“Detron”).  The Company purchased De Hong based on the fair value of its assets at the time of purchase.

The terms of the purchase agreement stated that Worldwide would pay a cash consideration of $1,022,700 dollars for 55% interest in DeHong. Intech paid the first installment of $714,286 on behalf of Worldwide in September 2008. During the three months ended March 31, 2009, Worldwide paid $308,414 for the second installment and the total consideration of the purchase price of $1,022,700 was paid in full.

The Company funded the acquisition with some of the proceeds from its sale of 1,055,103 shares of its common stock, or $4,747,970, which took place in June 2008.   Worldwide received 55% control of the operating subsidiary, Detron.  Detron is a power supply factory in Shanghai, China with design and R&D capabilities.  This was accounted for as a purchase of Detron, where Worldwide has operating control. The Company began to consolidate Detron into the Company’s consolidated financial statements beginning on October 1, 2008.

On August 15, 2008, Worldwide formed a new Company called Nantong Ningbo Solar factory (“Ningbo Solar”), which is our solar energy research, development and manufacturing subsidiary. The Company established a factory to provide installation services to different solar project. The Company also acts as an agent to import or export the products and services overseas. The Ningbo Solar factory began operations during the first quarter of 2009.

On November 14, 2005, Worldwide established a die-casting and machining presence through leasing an existing facility from a former supplier, and initially investing approximately $500,000 to upgrade the equipment and manufacturing buildings. In this transaction, we acquired assets, the expertise of the employees, the managers of the factories, and a portion of the existing customers of those factories. In the third quarter of 2005, we also established an electronics manufacturing factory.

As of December 31, 2008 we own and operate four factories that we now use for the manufacturing of certain product lines that we historically had to subcontract, and we are using the services of approximately 40 subcontractors to manufacture those product lines for which we do not have our own manufacturing capabilities.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

2.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The accompanying consolidated financial statements include Worldwide Energy and Manufacturing USA, Inc., a Colorado corporation and a public company, its operating subsidiary, Worldwide USA, a California corporation, and six subsidiary companies, Shanghai Intech Electro-Mechanical Products Co., Ltd.(“Intech”), Shanghai Intech Precision Mechanical Products Ltd(“Die Cast”)., Shanghai Intech-Detron Electric and Electronic Company Limited (“Detron”), Ningbo Solar Factory (“Ningbo Solar”), Nantong Solar Factory (“Nantong”) and Shanghai De Hong Electric and Electronic Company Limited (“De Hong”), owned by Worldwide USA.

Effective January 1, 2009, the Consolidation Topic, ASC 810-10-45-16, revised the accounting treatment for non-controlling minority interests of partially-owned subsidiaries.  Non-controlling minority interests represent the portion of earnings that is not within the parent Company’s control. These amounts are now required to be reported as equity instead of as a liability on the balance sheet.  This change resulted in a $612,639 reclassification from other long-term liabilities to shareholders’ equity on the December 2008 consolidated balance sheet and is primarily related to the $1,022,700 investment in Shanghai De Hong Electric and Electronic Company Limited (‘De Hong”).  Additionally, this statement requires net income from non-controlling minority interests to be shown separately on the consolidated statements of income and other comprehensive income.  These amounts are $98,019 and $220,629 for the three and nine month periods respectively ending September 30, 2009, and shown separately in the unaudited consolidated statement of income and other comprehensive income. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company also consolidates any variable interest entities (VIEs), of which it is the primary beneficiary, as defined.  The Company does not have any VIEs that need to be consolidated at this time. When the Company does not have a controlling interest in an entity, but exerts a significant influence over the entity, the Company would apply the equity method of accounting.

Comprehensive Income

The Company reports comprehensive income in accordance with FASB ASC Topic 220 “Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

The accumulated other comprehensive income on the consolidated balance sheets at September 30, 2009 and December 31, 2008 are summarized as follows:

	September 30, 2009	December 31, 2008
Accumulated Other Comprehensive Income
Foreign Currency Translation Adjustment	$665,510	$487,478
Total	$665,510	$487,478

 WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

2.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income (continued)

The components of comprehensive income on the statements of income and comprehensive income for the three and nine month periods ended September 30, 2009 and 2008 are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Other Comprehensive Income
Net Income attributable to Worldwide	$903,357	$540,608	$1,358,245	$1,195,969
Foreign Currency Translation Adjustment	83,423	146,017	191,079	102,835
Comprehensive Income (Loss) attributable to Non-Controlling Interest	524	-	(13,047)	-
Total Comprehensive Income	$987,304	$686,625	$1,536,277	$1,298,804

Accounts Receivable

Trade accounts receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivables are included in net cash provided by operations activities in the consolidated cash flow statements. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses, current receivables aging reports and existing industry and People’s Republic of China (“PRC”) economic data. The Company reviews its allowances every month. Past due invoices over 90 days that exceed a specific amount are reviewed individually for collectability. During the nine month period ended September 30, 2009, a total amount of $9,610 was charged off against the allowance after all means of collection were exhausted and the potential for recovery was considered remote.

Property and equipment

Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the related asset type using the straight-line method for financial statement purposes. Maintenance and repairs are expensed as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized. When property or equipment is disposed, the cost and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in other income or expenses.  We evaluate the

 WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

2.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and equipment (continued)

the recoverability of property, plant and equipment and intangible assets in accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” and FASB ASC Topic 205, “Presentation of Financial Statements.” We test for impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than then assets’ carrying amounts. An impairment loss is recognized in the event the carrying value of these assets exceeds the fair value of the applicable assets. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, which could have a material effect on our operating results and financial position.  As of September 30, 2009, management determined that there was no such impairment.

The estimated service lives of property and equipment are as follows:

Buildings and leasehold improvements	7 to 40 years
Machinery and equipment	5 years
Transportation vehicles	5 years
Furniture and fixtures	7 years
Computers and computer software	3 years

Construction in-progress

Plant and production lines currently under development are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including land rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to fixed assets, at which time depreciation will commence. As of September 30, 2009, the Company has incurred and capitalized into construction-in-progress $1,522,818 of construction costs. This construction in progress includes $1,082,644 for the building of a new solar factory and $440,174 for a new building and die cast machinery. The Company had no capitalized interest and to date has funded this construction through operations without the use of outside financing.  The estimated additional cost to be incurred in 2009 is $400,000 and the total cost of the project will be $4,500,000.  Upon completion of the construction in progress, the Company will record to property and equipment and beginning to depreciate over the useful life.

Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC 360-10, Property, Plant, and Equipment, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through September 30, 2009, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of Long-Lived assets in the future.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

2.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

 Revenue Recognition

The Company recognizes revenues in accordance with the guidelines of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”.  The Company recognizes revenue from product sales when the orders are completed and shipped, provided that collection of the resulting receivable is reasonably assured.  Amounts billed to customers are recorded as sales while the shipping costs are included in cost of sales. Returns of defective custom parts may only be exchanged for replacement parts within 30 days of the invoice date.  Returns of defective parts, may be exchanged for replacement parts or for a refund.  Revenue from non-refundable customer tooling deposits is recognized when the materials are shipped or when the deposit is forfeited, whichever is earlier.  During the current quarter, industry conditions and market forces have necessitated the Company to extend their payment terms in the marketplace; however, this change in terms does not prohibit the Company from recognizing revenue in accordance with SAB No. 104.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  A substantial amount of the Company’s cash is held in bank accounts in the People’s Republic of China and is not protected by the Federal Deposit Insurance Corporation (FDIC) insurance or any other similar insurance. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. As of September 30, 2009 the Company’s cash balance held at U.S banks was $2,762,295 which was $2,262,295 in excess of the insured amounts. Given the current economic environment and the financial conditions of the banking industry there is a risk that deposits may not be readily available or covered by such insurance. The Company has had no loss on excess cash in domestic or foreign banks in past years.

Income tax

The Company is subject to income taxes in the U.S. and China. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition of deferred tax assets if realization of such assets is more likely than not.

 WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

2.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income tax (continued)

Taxation on profits earned in the PRC has been calculated on the estimated assessable profits for the year at rates of taxation prevailing in the municipalities in the PRC in which the Company operates.

The Company does not accrue United States income tax on unremitted earnings from foreign operations, as it is the Company’s intention to invest these earning in the foreign operations indefinitely.

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the State Council which came into effect on January 1, 1994, income tax is payable by a Wholly Foreign Owned Enterprises at a rate of 15% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. On March 16, 2007, The People’s Republic of China enacted a new Enterprise Income Tax Law for the purpose of unifying the tax treatment of domestic and foreign enterprises. This new law eliminates the preferential tax treatment for new Wholly Foreign Owned Enterprises but allows previously granted exemptions to stay in place through 2012, with the exception that the statutory tax rate will increase by 2% per year from 15% in 2006 to 25% by 2012. The Company did not have any subsidiaries that qualified for any preferred tax treatment.  For income tax purposes, we use 39% blended rate (US Federal and state) for US operations an approximately 10% to 25%, based on the municipality in which the subsidiary resides, for China based operations. These rates are applied to Net Income before Income Taxes.

Goodwill

The Company evaluates goodwill and other intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other.” Goodwill is recorded at the time of an acquisition and is calculated as the difference between the total consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development (“IPR&D”). Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology Company stocks, including the valuation of our common stock, (iii) a significant slowdown in the worldwide economy or (iv) any failure to meet the performance projections included in our forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests goodwill for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

2.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill (Continued)

The Company performs its annual impairment review of goodwill in December, and when a triggering event occurs between annual impairment tests. The Company recorded no impairment loss for December 31, 2008 or for the period ending September 30, 2009.

Non-Cash Equity Transactions

Shares of equity instruments issued for non-cash consideration are recorded at the fair value of the consideration received based on the market value of services to be rendered, or at the value of the stock given, considered in reference to contemporaneous cash sale of stock.

Estimates

The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods.  Actual results may differ from those estimates and such differences may be material to the financial statements.  The more significant estimates and assumptions by management include among others:  useful lives and residual values of fixed assets, valuation of inventories and accounts receivable, stock based compensation, purchase price allocation, and goodwill and intangible assets impairment tests. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

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

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“US Dollars”) are dealt with as a separate component within stockholders’ equity. Translation adjustments net of tax totaled $83,423 and $146,017, for the three months ended September 30, 2009 and 2008, respectively and $191,079 and $102,835, for the nine months ended September 30, 2009 and 2008, respectively.

As of September 30, 2009 and 2008, the exchange rate was RMB 6.8376 and RMB 6.8551 per U.S. Dollar, respectively.  The average exchange rate for the nine months ended September 30, 2009 and 2008 was RMB 6.8425 and RMB 6.9989, respectively.

 WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

2.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurements

Effective April 1, 2009, the FASB ASC Topic 825, Financial Instruments, requires disclosures about fair value of financial instruments in quarterly reports as well as in annual reports.  For Worldwide, this statement applies to certain investments and long-term debt.

The FASB ASC Topic 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

Various inputs are considered when determining the fair value of the Company’s investments and long-term debt.  The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities.  These inputs are summarized in the three broad levels listed below.

•

Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.

•

Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc…).

•

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

The Company adoption of FASB ASC Topic 825 did not have a material impact on the Company’s consolidated financial statements.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company’s had no financial assets and/or liabilities carried at fair value on a recurring basis at September 30, 2009.

As of September 30, 2009 and December 31, 2008 the fair value of cash, accounts receivable, other receivables, accounts payable, commercial notes payable, lines of credit and accrued expenses approximated carrying value due to the short maturity of the instruments, quoted market prices, or interest rates, which fluctuate with market rates.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

2.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurements (Continued)

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

Basic and diluted earnings per share

Basic earnings per share are based on the weighted-average number of shares of common stock outstanding.  Diluted earnings per share is based on the weighted-average number of shares of common stock outstanding adjusted for the effects of common stock that may be issued as a result of the following types of potentially dilutive instruments:

•

Warrants,

•

Employee stock options, and

•

Other equity awards, which include long-term incentive awards.

The FASB ASC Topic 260, Earnings Per Share, requires Worldwide to include additional shares in the computation of earnings per share, assuming dilution.

Diluted earnings per share are based on the assumption that all dilutive options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the time of issuance, and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Basic and diluted earnings per share are the same as there was no dilutive effect of the warrants and stock options for the three and nine months ended September 30, 2009 and 2008.

 WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

2.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations, Risks, and Uncertainties

All of the Company’s manufacturing is located in the Peoples Republic of China (“PRC”).  There can be no assurance that the Company will be able to successfully continue to manufacture its products and failure to do so would have a material adverse effect on the Company’s financial position, results of operations and cash flows. Also, the success of the Company’s operations is subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general economic conditions, price of raw material, competition, governmental and political conditions, and changes in regulations. Because the Company is dependent on foreign trade in PRC, the Company is subject to various additional political, economic and other uncertainties. Among other risks, the Company’s operations will be subject to risk of restrictions on transfer of funds, domestic and international customs, changing taxation policies, foreign exchange restrictions, and political and governmental regulations.

The Company operates in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between U.S. dollars and the Chinese currency RMB.

At September 30, 2009, one customer accounted for more than 10% of the Company’s accounts receivable, with a total amount of $8,851,808, representing 59.1% of total accounts receivable in aggregate. This accounts receivable includes sales with extended payment terms due to market conditions and competitive pressures. At September 30, 2008, three customers individually accounted for more than 10% of the Company’s accounts receivable, these customers’ total accounts receivable amounts to $2,830,204, representing 48.0% of total accounts receivable in aggregate.

At September 30, 2009, one customer accounted for more than 10% of our quarterly sales with a sales mount of $10,859,160 or 58.3% of sales.  At September 30, 2008, two customers individually accounted for greater than 10% of quarterly sales with a total sales volume in the quarter of $14,390,132, or 75.3%.

At September 30, 2009, one supplier accounted for more than 10% of our Cost of Goods Sold for the quarter.  Purchases from this supplier totaled $9,036,295 or 57.3% of the quarterly Cost of Goods Sold.  Market conditions have allowed the Company to negotiate extended payment periods from this supplier.  At September 30, 2008, one supplier accounted for greater than 10% of our Cost of Goods Sold in the period at $2,436,595 or 13.7% of the quarterly Cost of Goods sold.

Payments of dividends may be subject to some restrictions due to the fact that the operating activities are conducted in subsidiaries residing in the Peoples Republic of China.

As part of the production process, the Company may be required by its suppliers to advance funds under short-term agreements for tooling and other pre-production costs.  The advances are generally unsecured and may carry interest at the prevailing market rate for short-term instruments.  Such tooling is in most cases, either owned by the supplier or our customers and is generally of value primarily for the specific needs of the Company’s customers.  At September 30, 2009, the Company has made advances to its suppliers of $539,394 for materials and inventory.  The Company in turn requires its customers to provide a non-refundable down payment to offset such startup costs.  As of September 30, 2009, the Company has customer deposits of $175,723. In the event that a supplier is unable to fulfill its production agreements with the Company, management believes that other suppliers can be found for the Company’s products.  However, a change in suppliers would cause a delay in the production process, and could result in loss of tooling deposits and other supplier advances, which could negatively affect the Company’s operating results.

 WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

2.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations, Risks, and Uncertainties (continued)

The Company sells its goods and services internationally, with the majority of its revenue currently being derived from customers in the United States and Europe.  As such, the Company is susceptible to credit risk on accounts and notes receivable from customers.  Generally, the Company does not obtain security from its customers in support of accounts receivable.

Subsequent Events

In May 2009, the FASB issued accounting guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009. The Company has evaluated subsequent events for the period from September 30, 2009, the date of these financial statements, through November 13, 2009, which represents the date these financial statements are being filed with the Commission. Pursuant to the requirements of FASB ASC Topic 855, there were no events or transactions occurring during this subsequent event reporting period that require recognition or disclosure in the financial statements. With respect to this disclosure, the Company has not evaluated subsequent events occurring after November 13, 2009.

Stock Based Compensation

For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity” and FASB ASC Topic 718, “Compensation — Stock Compensation,” we perform an analysis of current market data and historical Company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our condensed consolidated statement of income and other comprehensive income. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements.

Share-based compensation costs that have been included in operating expenses amounted to $162,020 and $95,000 for the nine months ended September 30, 2009 and 2008, respectively.  For the three month period ending September 30, 2009 and September 3, 2008, stock based compensation was $46,800 and ($15,000), respectively.

Recently Enacted Accounting Standards

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair

Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company, or their effect on the financial statements would not have been significant.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

3.

COMMITMENTS AND CONTINGENCIES

The Company leases its office spaces and certain vehicles and equipment under non-cancelable operating leases.  Minimum future rental payments under non-cancelable operating leases with remaining terms in excess of one year as of December 31, 2008, in the aggregate and for each of the five succeeding fiscal years are as follows:

Year ended December 31
2009	$154,302
2010	526,253
2011	494,713
2012	498,663
2013	320,603

Total minimum future rental payment	$1,994,534

Total rent and lease expense was $338,784 and $158,448 for the nine months ended September 30, 2009 and 2008, respectively.

Total rent and lease expense was $112,331 and $65,098 for the three months ended September 30, 2009 and 2008, respectively.

The Company has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for the Company’s business and at prevailing market prices. No material annual loss is expected from these commitments.

The Company has advances to several material and inventory suppliers in the amount of $539,394 which will be offset against future purchases from those suppliers.

The company has a contingency associated with our capital raises done in 2008 requiring certain milestones to be met. The contingency states:  “If (a) the Company fails to report at least $2,500,000 in EBITDA less noncash expenditures for the fiscal year ending December 31, 2009, as disclosed in the Company’s Form 10-K for the fiscal year ending December 31, 2009 (“2009 Milestone”), the date of disclosure of such 2009 Milestone (“2009 Milestone Date”) and such 10-K, and (b) if the average of the ten closing prices for each of the ten trading days immediately following the 2009 Milestone Date is less than the lesser of the Per Share Purchase Price and the 2008 Milestone Price, which is $4.50 (“2009 Milestone Price”), then, within 13 Trading Days of the 2009 Milestone Date, the Company shall issue to each Purchaser a number of shares of Common Stock equal to the difference between (i) the number of shares of Common Stock issued to such Purchaser on the Closing Date along with any 2008 Milestone Shares issued pursuant to the 2008 Milestone Date, which are none,  and (ii) the number of shares of Common Stock that would otherwise have been issuable to such Purchaser on the closing date if the Per Share Purchase Price was equal to the 2009 Milestone Price.” (“2009 Milestone Shares”).”  Jimmy and Mindy Wang have deposited into an escrow account 1,620,954 shares of common stock to satisfy the issuance of any shares related to the 2009 Milestone Shares.

The Company is not involved in any legal matters except for the Other Receivable listed in Note 6 and those arising in the normal course of business. While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which it might involve in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

 WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

4.

ACCOUNTS RECEIVABLE

Accounts receivable by major categories are summarized as follows:

	September 30, 2009	December 31, 2008

Accounts Receivable – pledged to banks	$7,672,948	$3,385,298
Accounts Receivable – not pledged	7,592,845	1,450,842
	15,265,793	4,836,140
Less: allowances for doubtful accounts	(280,738)	(45,634)
Total	$14,985,055	$4,790,506

Under the terms of a revolving line of credit agreement with Bank of the West indicated in Note 13, the revolving line of credit is secured by 70% of accounts receivable and all business assets of Worldwide USA and guaranteed by certain of its officers.

5.

INVENTORIES

Inventories by major categories are summarized as follows:

	September 30, 2009	December 31, 2008

Raw materials	$872,268	$752,249
Work in progress	353,447	1,107,857
Finished goods	2,808,705	1,914,021
Finished goods – pledged to the bank	911,178	-
	4,945,598	3,774,127
Less: allowances for slowing moving items	(19,409)	(19,362)
Total	$4,926,189	$3,754,765

Under the terms of a revolving line of credit agreement with Bank of the West indicated in Note 13, the revolving line of credit is secured by 50% of inventories and all business assets of of Worldwide USA and guaranteed by certain of its officers.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

6.

OTHER RECEIVABLE

The Company has other receivables of $111,006 due from a supplier. In the China legal system we have received a judgment for the total amount in May 2009.  The supplier appealed the judgment, but the original decision was upheld in August 2009.  Management believes we will be able to collect this amount by the end of the first half of 2010.

7.

INCOME TAX

Our statutory federal income tax is 34% and our state income tax rate is 9.3%. The Company has no amounts of federal tax due in the periods presented. The provision for income taxes consists of the following:

	For The Nine Months Ended		For The Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Current income tax expense in China	$134,835	$16,813	$65,380	$8,514
U.S Federal Tax	463,023	-	304,633	-
State and local income taxes currently paid or payable U.S	72,263	-	57,484	-

Income tax expense	$670,121	$16,813	$427,497	$8,514

8.

PROPERTY AND EQUIPMENT

The Company has $16,709 property and equipment located in the United States for period ending September 30, 2009.  For period ending December 31, 2008, $22,437 of property plant and equipment was located in the United States.  Property and equipment for September 30, 2009 was $3,537,901 in the PRC. For the period ending December 31, 2008, $1,331,102 of the Company’s property and equipment was located in the PRC. The Company’s property and equipment consisted of the following at September 30, 2009 and December 31, 2008:

 WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

8.

PROPERTY AND EQUIPMENT (Continued)

	September 30, 2009	December 31, 2008

Vehicles	$415,923	$248,112
Furniture and fixtures	259,478	100,346
Equipment	1,742,999	1,107,151
Software	37,266	37,237
Others	55,496	57,669
Leasehold improvements	668,332	-
	3,179,494	1,550,515
Less: accumulated depreciation	(1,147,702)	(627,791)
	2,031,792	922,724
Construction in progress	1,522,818	430,815

Total	$3,554,610	$1,353,539

9.

INTANGIBLE ASSETS

The  1,101,000 or $3.67 per share. The “AMERISOLAR” modules are backed by ISO 9001:2000 and ISO 14000 environmental quality

Intangible assets consist of the brand name “Amerisolar”. The brand name “Amerisolar” was purchased on February 25, 2008 from a third party in exchange for 300,000 shares of the Company’s restricted stock. The Company valued the stock at $3.67 per share for stated value of $1,101,000 which represents a 25% discount to the closing price of $4.60 on February 25, 2008.

 The "AMERISOLAR" modules are backed by ISO 9001:2000 and ISO 14000 environmental quality certifications.

The brand name is carried at cost and is not being amortized as management has determined the asset has an indefinite useful life. If no legal, regulatory, contractual, competitive, economic or other factors limit the useful life of the asset it shall be considered to be indefinite.  In recording of the brand name is was determined that the expected useful life is indefinite and cash flows from the brand name are expected to contribute to the Company over an indefinite period of time.  No impairment has been recognized during the nine-month periods ended September 30, 2009 and 2008.

10.

INVESTMENT AT COST

On June 24, 2008, the Company paid $51,892 for an Investment in Tomii International representing approximately 19% equity interest in Tomii International; Tomii International is a privately held Company that is a development stage entity with no significant operations. The Company’s accounting for this Investment on the cost basis - management has determined there is no impairment on investment as of September 30, 2009.

11.

RESTRICTED CASH

During the nine months ended September 30, 2009, the Company paid $2,500,000 and deposited this amount in an escrow account in the Bank of China for the incorporation of the subsidiary of Nantong Ningbo Solar factory located in China for the purpose of registered capital and working capital.   The fund has been transferred to a cash account accessible by the division specifically for facility start-up costs. The Chinese government requires us to have registered capital in order to complete the project.  Total spending as of September 30, 2009 is $1,082,644 and has been used for land purchase and initial construction expenses.  The factory will be completed in April, 2010.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

12.

GOODWILL

On October 14, 2008, Worldwide Energy and Manufacturing USA, Inc. completed the acquisition of 55% of Shanghai De Hong Electric and Electronic Company Limited (“De Hong”) through acquiring 55% of the outstanding capital stock of De Hong, a China corporation. After the completion of the acquisition, it changed its name to Shanghai Intech-Tron Electron-Electric Co., Ltd (“Intech-Tron”). The terms of the Purchase Agreement dated February 3, 2008 was that Worldwide USA paid cash consideration of $1,022,700 for 55% interest in DeHong. Intech paid the first installment of $714,286 on behalf of Worldwide in September 2008. During the three months ended March 31, 2009, Worldwide paid $308,414 for the second installment and the total consideration of the investment of $1,022,700.  This was accounted for as a purchase of Detron, where Worldwide has operating control. Detron was consolidated into the consolidated financial statements of Worldwide as of October 1, 2008.

Detron's assets are comprised of mostly currents assets where only $158,520 were related to equipment or fixed assets. The Company determined fair value by taking the net tangible assets (less all allowance for receivables and inventory which Worldwide subsidiaries had verified through on-site observation and valuation) and discounted all currents liabilities which were determined to be owed and current based on Company records (invoices) providing $1,326,214 in net tangible assets of which $729,421 or 55% (Worldwide's ownership) was determined to be fair value for Detron's assets. The Company paid $1,022,700 for these assets of which $285,714 was allocated to goodwill.

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

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

13.

LINE OF CREDIT

As of September 30, 2009, the Company has the following line of credit

Banker	Amount of the credit line	Loan period	Interest rate	Secured by	September 30, 2009

Bank of the West	$$2,000,000	5/20/2008 - 5/20/2010	4%	70% Accounts receivable + 50% inventory	$2,000,000

Bank of the West	$$1,025,000	5/20/2008 - 6/01/2011	4%	70% Accounts receivable + 50% inventory	$763,285
Total loans					$2,763,285
Less: long term portion					(763,285)
					$2,000,000

For maturities of long-term loans are as follows as of September 30, 2009

22009	-
22010	2,000,000
22011	763,285
$2,763,285

On May 20, 2008 the Company paid off its line of credit with Well Fargo in the amount of $960,000 and established a new line of credit facility with Bank of the West. Under the terms of the revolving line of credit agreement with Bank of the West, dated May 20, 2008, the Company could borrow up to $3,025,000 at a rate of 5.0%. This rate is subject to change based on the prime rate which was 3.25% as of September 30, 2009.  The interest rate as of September 30, 2009 was 4% for both lines of credit. The revolving line of credit is secured by the assets of the Company and guaranteed by certain of its officers. Payments on the lines of credit are due monthly and payment varies according to the balance outstanding and interest rate.

The Company can borrow up to $2,000,000 and $1,025,000 within two credit lines. The maturity date of these two credit lines is May 20, 2010 and June 1, 2011 respectively. The balance outstanding under both lines of credit as of September 30, 2009 is $2,000,000 and $763,285, respectively. The Company has approximately $261,715 available under both lines of credit combined. The Company was in compliance with bank covenants at September 30, 2009.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL TATEMENTS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

14.

STOCK TRANSACTIONS

On January 2, 2009, a consultant returned 4,000 shares to the Company for the work that was not performed. There was a $14,680 reduction in stock based compensation and additional paid in capital with this transaction.

On March 6, 2009, the Company issued 120,000 shares of its common stock to consultants, valued at $187,200, for the consulting services to be performed during 2009. The Company will amortize the consultancy fee of $187,200 over the 12-month term of the agreement from January 1, 2009 to December 31, 2009. A compensation expense of $15,600 will be recorded each month during the term of the agreement. Total compensation expense under this agreement for the three and nine month period ending September 30, 2009 was $46,800 and $140,400, respectively.  Total remaining stock based compensation to be expensed in the future total $46,800 as of September 30, 2009.

On March 20, 2009, the Company issued 8,000 shares of its common stock in exchange for one unit of JK Advisors Fund LLC, which was distributed to the shareholders of the fund. On June 23, 2009 the Company and JK advisors mutually agreed to cancel the transaction with no penalties or fees for either party.

On June 23, 2009 the Company issued a total of 12,100 restricted shares for services consisting of 1) 5,000 shares being issued to its outside independent Board of Directors, 2) 4,000 shares being issued for legal services and 3,100 shares being issued to employees in China. The shares had a fair market value of $3.00 which was determined by taking the bid price of $4.63 and discounting by 35% due to the restricted nature, the low trading volume and wide fluctuations in stock price. The Company recorded $36,300 stock-based compensation expense for these transactions during the period ending June 30, 2009.

15.

PENSION PLAN AND STOCK OPTION PLAN

The Company established a stock option plan on April 1, 2004 for the benefit of all full-time employees. The Company approved the plan to issue up to 300,000 shares of common stock.  The stock option plan provides employees, consultants and directors the opportunity to purchase shares.  The exercise price of an incentive stock option granted under this plan must be equal to or greater than the fair market value of the shares of the Company’s common stock on the date the option is granted.  The exercise price of a non-qualified option granted under this plan must be equal to or greater than 85% of the fair market value of the shares of the common stock on the date the option is granted.  An incentive stock option granted to an optionee owning more than 10% of the voting stock must have an exercise price equal to or greater than 110% of the fair market value of our common stock on the date the option is granted. On April 1, 2004, the Board granted options to purchase 109,213 shares at an exercise price of $6.00 per share. As of September 30, 2009 no stock options have been exercised.

 WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

16.

RELATED PARTY TRANSACTIONS

(1) Long term receivable – related party

	September 30,	December 31,
	2009	2008
	(unaudited)
Mr. Ding Honglin – Mr. Ding is the General Manager of Shanghai Intech Precision Machinery Co. Ltd – Loan to accommodate partnership separation	$253,996	$260,973

The amounts due from related party are unsecured, interest free and have no fixed repayment dates.

(2) Due to a related party

	September 30,	December 31,
	2009	2008
	(unaudited)
Shanghai Jinde Electro-Mechanical Co. Ltd, the shareholder of Shanghai Intech-Tron Electron-Electric Co., Ltd advanced to Detron for working capital purposes.	$1,351,276	$1,243,024

The amounts due to a related party are unsecured, interest free and have no fixed repayment dates.

(3) Loan payable to stockholders

	September30,	December 31,
	2009	2008
	(unaudited)
Mr. Jimmy Wang and Mrs. Mindy Wang, principal stockholders, executive officers and members of the Board of Directors of the Company	$-	$60,024

The loan payable was for working capital purposes and was fully paid during the nine months ending September 30, 2009.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

17.

EARNINGS PER SHARE

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the three and nine months ended September 30, 2009 and the same period in 2008, the following were included as potential dilutive shares. Employee stock options of 109,213 with an exercise price of $6.00.  Class A warrants to purchase 722,221 common shares at an exercise price of $7.00 and Class B warrants to purchase 388,888 shares at an exercise price of $9.00 of common stock.  Due to the exercise price being in excess of the estimated fair market value of the Company’s stock, using the treasury stock method, all potential dilutive shares were deemed to be anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income attributable to the common stockholders	$903,357	$540,608	$1,358,245	$1,195,969

Basic weighted average outstanding shares of common stock	3,621,611	3,170,906	3,578,014	2,471,384
Dilutive effect of options and warrants	-	-	-	-
Diluted weighted average common stock and common stock equivalents	3,621,611	3,170,906	3,578,014	2,471,384

Earnings per share:
Basic	$0.25	$0.17	$0.38	$0.48
Diluted	$0.25	$0.17	$0.38	$0.48

18.

OPERATING RISK

Interest rate risk

The interest rates and terms of repayment of bank lines of credit are disclosed in Note 13. Other financial assets and liabilities do not have material interest rate risk.

Credit risk

The Company is exposed to credit risk from its cash in bank and accounts receivable.  The credit risk on cash in banks is limited because the counterparties are recognized financial institutions.  Accounts receivable are subjected to credit evaluations and as such are inherently subject to credit risk.  An allowance has been made for estimated irrecoverable amounts which have been determined by reference to past default experience and the current economic environment.

Foreign currency risk

Most of the transactions of the Company were settled in Renminbi and Euros.  Thus, the Company has significant foreign currency risk exposure.

Company’s operations are substantially in foreign countries.

Substantially all of the Company’s products are manufactured in China. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in China. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds, export duties, quotas, and embargoes, domestic and international customs and tariffs, changing taxation policies, foreign exchange restrictions and political conditions and governmental regulations.

19.

SEGMENT INFORMATION

The Company’s operations are classified into two principal reportable segments that provide different products or services.  These two segments are contract manufacturing and solar. Worldwide USA contract manufacturing division purchases and sells a wide variety of manufactured goods from China procured by its subsidiaries or contractors in China to a wide range of customers from different industries. Our solar module division procures and manufactures solar modules for sale to the solar industry. Our solar industry represents 83% of our business. Although both segments are involved in manufacturing they serve different customers and are managed separately requiring specialized expertise. We determine our operating segments in accordance with FASB ASC Topic 280, “Segment Reporting” Our CEO has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

 WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

19.

SEGMENT INFORMATION (CONTINUED)

Segmental Data – Three months ended September 30, 2009 and September 30, 2008

Reportable Segments   (amounts in thousands)

	September 30, 2009			September 30, 2008
	Solar	Contract Mfg	Total	Solar	Contract Mfg	Disc. Op.	Total

External revenue	15,533	3,086	18,619	15,776	3,327		19,103
Costs of goods	(13,734)	(2,023)	(15,757)	(15,338)	(2,401)		(17,739)
Gross profit	1,798	1,063	2,861	438	926		1,364
G/A Expenses	(515)	(801)	(1,316)	(231)	(520)		(751)
Operating profit	1,225	110	1,335	207	346		552
Interest income	1	2	3	-	8		8
Interest expenses	-	(20)	(20)	-	(1)		(1)
Depreciation	(35)	(48)	(83)	-	(3)		(3)
Net profit after tax	827	174	1,001	207	340		547

Expenditures for long-lived assets	(494)	(9)	(503)	-	(475)		(475)

In our solar division, Europe represented approximately 90.9% and South Korea represented approximately 8.8% of our sales in the three months ended September 30, 2009. For the three-month period ending September 30, 2008 Europe represented 61.0% of our business with South Korea representing 39.0% of our total solar sales. For our contract manufacturing business, the United States represents approximately 35.8% and China represents 64.0% of sales for the three-month period ending September 30, 2009.  For the 2008, the United States represented 48.5% and China 48.1% of that division’s sales.

Segmental Data – Nine months ended September 30, 2009 and September 30, 2008

Reportable Segments  (amounts in thousands)

	Solar	Contract Mfg	Total	Solar	Contract Mfg	Disc. Op.	Total

External revenue	29,433	9,784	39,217	21,567	9,768	13	31,348
Costs of goods	(26,330)	(6,325)	(32,655)	(20,416)	(7,078)		(27,494)
Gross profit	3,591	2,971	6,562	1,151	2,703		3,854
G/A Expenses	(1,964)	(1,764)	(3,728)	(719)	(1,509)		(2,228)
Operating profit	1,915	251	2,166	432	863		1,295
Interest income	2	12	14	-	12		12
Interest expenses	-	(41)	(41)	-	(74)		(74)
Depreciation	(91)	(155)	(246)	(4)	(7)		(11)
Net profit after tax	1,469	110	1,579	424	761	9	1,194

Expenditures for long-lived assets	(641)	(103)	(744)	(173)	(475)		(648)

In our solar division, Europe represented approximately 84.2% of our sales and South Korea represented 14.6% of our sales for the nine-month period ended September 30, 2009. For the nine-month period ending September 30, 2008, Europe represented 62.8% of our business with South Korea representing 32.5% of our total sales. For our contract manufacturing business in the nine-month period ending September 30, 2009, the United States represents approximately 41.5% and China represents approximately 57.1%.  For 2008, the United States represented 54.8% and China 42.1.

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

Overview

Worldwide Energy and Manufacturing USA, Inc. (“Worldwide”, “the Company”, “we”, “us” or “our”) is a manufacturing engineering firm an international manufacturing and engineering firm, concentrating on PV solar modules and contract manufacturing services, using multiple factories in China. Worldwide services customers primarily in Europe and South Korea with respect to our solar modules and United States-based companies that outsource their smaller scale production orders for offshore production in China. From our inception in 1993 until 2005, we were strictly an intermediary or “middle man,” working with our customers and our subcontractors to assure that our customers received high quality components on a timely basis that fulfilled their specific needs. While we still subcontract a significant portion of our business, since 2005, we have begun the transition to becoming a direct contract manufacturer, operating several of our own factories. This trend will continue if the right opportunities arise. Recently, we announced two additional factories allowing us to become a direct manufacturer for solar modules and for power supply units as described below:

On October 14, 2008, Worldwide completed the acquisition of 55% of Shanghai De Hong Electric and Electronic Company Limited (“De Hong”) through acquiring 55% of the outstanding capital stock of De Hong, a China corporation, through Worldwide’s wholly owned subsidiary Intech Electro- Mechanical Products Co., Ltd., a Chinese corporation (“Intech”). The Company funded the acquisition with the sale of 1,055,103 shares of its common stock, or $4,747,970 on June 23, 2008 and an additional sale of 56,007 shares of common stock, $252,027 on July 24, 2008.  Shanghai De Hong Electric and Electronic Company is the holding Company for the operating subsidiary Shanghai Intech-Detron Electronic Co. (“Detron”). Therefore, Worldwide received 55% control of the operating subsidiary Shanghai Intech-Detron Electric and Electronic Company Limited (“Detron”). Detron is a power supply factory in Shanghai, China with design and R & D capabilities. Under the terms of the purchase agreement dated February 3, 2008, Worldwide paid cash consideration of $1,022,700 for a 55% interest in De Hong. Intech paid the first installment of $714,286 on behalf of Worldwide in September, 2008. On March 31, 2009, Worldwide paid $308,414 for the second installment, such that the total consideration of the investment is $1,022,700.

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

The city of Ningbo is about two hours away from downtown Shanghai. The production capacity of the factory is between 60 to 80 megawatts per year, depending on staffing.

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

Our management has carefully considered these factors and during 2004 made the strategic decision to move our Company away from our historical complete reliance on subcontractors. The future trend of these decisions is to control our entire production process and improve profit margins. At the beginning of 2005 we did not own any of our own factories and used as our suppliers of materials and labor approximately 100 factories in China, mostly in Shanghai or the surrounding area. Since 2005 we have acquired an electronics factory, and acquired a die-casting and machining factory through the leasing of an existing facility from a former vendor. Then the Company made an initial investment of approximately $500,000 to upgrade the equipment and manufacturing buildings.  The Company also recently announced the acquisition of a power supply company with designing and R&D capabilities and the establishment of a solar module factory on November 10, 2008.  In these transactions we acquired assets, the expertise of the employees, the managers of the factories, and a portion of the existing customers of those factories with the exception of the solar module factory which we established on our own. As a result, as of November 10, 2008, we own and operate four factories that we now use for the manufacture of certain product lines that we historically had to subcontract, and we are using the services of approximately 40 subcontractors to manufacture those product lines for which we do not have our own manufacturing capabilities.

The establishment of these factories, including asset purchases and factory upgrades, was funded by three separate sources. The earlier acquisitions of the die cast and electronic factory primarily was financed by loans from Jimmy and Mindy Wang, our principal stockholders and executive officers, as well as increased lines of credit. Our credit line increased to $3,025,000 with Bank of the West from a $2,250,000 line with Wells Fargo during 2008.  The power supply company and the establishment of the new solar module factory were funded by two equity transactions dated June 23 and July 24, 2008 where the Company raised approximately $5,000,000. In the future, we expect to continue to acquire or newly-establish factories that will give us the capability to manufacture those product lines our management believes are the most profitable.

With the continuing transition into direct manufacturing and the renewable energy field, we expect to continue to increase sales outside the United States, and in particular, increase the number of customers in PRC, other Asian markets and Europe. Our costs to establish and improve these factories will increase along with sales and profits.

Through the development of our product mix, which consists of solar modules, casting, machining and stamping, electronics and fiber optics products lines, our business has become more diverse. In the past, foundry and machining and stamping accounted for more than 90% of our business. This percentage has decreased since forming our own factories along with our new energy division which now represents approximately 83% and 75% of our sales volume for the three months and nine months ending September 30, 2009, respectively.  With greater market penetration, and the market expanding, the solar content of our overall business is expected to increase.

Generally, our operating results have been, and will continue to be, affected by a number of factors, and uncertainties including the following:

•

Our customers may cancel or delay orders or change production quantities;

•

Our operating results vary significantly from period to period due to the mix of the manufacturing services we are providing, the number and size of new manufacturing programs, the degree to which we utilize our manufacturing capacity, seasonal demand, shortages of components and other factors

•

Integration of acquired businesses and facilities; and

•

Managing growth and changes in our operations.

We also are subject to other risks, including risks associated with operating in foreign countries, changes in our tax rates, and fluctuations in currency exchange rates.

Results of Operations

Net sales for the three months ending September 30, 2009 were $18,618,508 compared to net sales of $19,102,654 for the same period in 2008. This decrease of $484,146, or 2.5% is due to a drop in market level pricing on Solar Modules (our MW shipments actually increased by approximately 2.99 MW when comparing these periods) and by the decreased volume from our Contract Manufacturing division.  We have seen significant market price deterioration in the last several months on PV solar Modules, but in the last several weeks, we have seen a stabilization of pricing and expect this to continue through second quarter 2010. Lower volume in our Contract Manufacturing division is brought about by lower overall consumption by our customers due to the current global economic conditions and as the economy recovers, we expect our sales volume to correspondingly increase.  The Company continues to focus on the sales and marketing of its solar modules by establishing sales teams in China, United States and European countries.  Solar module revenues comprise approximately 83.4% of the Company's gross sales in the three-month period ending September 30, 2009 compared to 82.6% in the same period of 2008.

Net sales for the nine-month period ending September 30, 2009 was $39,217,288 compared to sales of $31,348,064 in the nine-month period ending September 30, 2008.  The increase of $7,869,224 or approximately 25.1% was the result of an increase in shipments from the Solar division. The Company continues to focus on market penetration for its PV Solar Modules and expect sales to increase.  Solar module revenues comprise approximately 75.1% of the Company's gross sales in the nine-month period ending September 30, 2009 compared to 68.8 % in the same period of 2008.

Gross profit increased by $1,497,331, or 109.8% from $1,363,933 in the quarter ending September 30, 2008 to $2,861,264 for the three months ending September 30, 2009.  The gross profit from solar module sales was $1,797,729 for the three months ended September 30, 2009 compared to $437,595 in the same period of 2008. This represents an increase of $1,360,134 in gross profit for our energy division or approximately 310% and is due to lower material costs for module production.  As stated before, the supply chain for PV solar modules has experienced market dynamics and significant price pressures, although current levels seem to have stabilized.  The gross profit for contract manufacturing for the three months ended September 30, 2009 was $1,063,535 compared to $926,338 in the same period of 2008, an increase of $137,197 or 14.9% and is due to cost reduction programs and the inclusion of the higher margin electronics sales at Detron.

For the nine months ending September 30, 2009 gross profit was $6,562,456 compared to gross profit of $3,854,089 in the same period in 2008. This represents an increase of $2,708,367 or 70.3%.  The gross profit for the nine months ended September 30, 2009 for the solar division was $3,590,782 compared to $1,151,325 in the same period of 2008. This represents an increase of $2,439,457 in gross profit in the nine months ending September 30, 2009 or an approximate increase of 211.8% due to robust sales and material cost reductions compared to 2008.  The gross profit for contract manufacturing for the nine months ended September 30, 2009 was $2,971,674 compared to $2,702,764 in the same period of 2008, an increase of $268,411 or approximately 9.9% due to the inclusion of higher margin electronics sales at Detron and cost reduction efforts at all manufacturing facilities.

Cost of goods sold for the three months ended September 30, 2009 was $15,757,244 compared to $17,738,721 for the same period in 2008.  The decrease is $1,981,477 or approximately 11.2% was primarily due to the softer sales from both of our divisions and heavy reductions in the cost of materials for solar modules.  The cost of goods for solar modules for quarter ending September 30, 2009 was $13,734,458 compared to $15,338,086 for the same period in 2008. The decrease of $1,603,628 reflects the economies achieved by our procurement teams in sourcing the solar components.  The costs of goods sold for Contract Manufacturing was $2,022,786 for the quarter ending September 30, 2009 compared to cost of goods sold of $2,400,635, a $377,849 reduction, due to lower sales volume and aggressive cost reduction measures coming to fruition.

Cost of goods sold for the nine months ended September 30, 2009 was $32,654,832 compared to $27,493,975 for the same period in 2008, an increase of $5,160,857 or approximately 18.8%.  The cost of goods for the energy division for nine months ending September 30, 2009 was $26,330,403 compared to $20,416,103 for the same period in 2008. The increase of $5,914,300 or 29% was due to the higher sales.  The costs of goods sold for contract manufacturing was $6,324,529 for the nine months ending September 30, 2009 compared to cost of goods sold of $7,077,874 in the same period of 2008, a reduction of approximately 10.6% due to the inclusion of higher margin business at Detron and cost reduction efforts.

The gross margin was 15.4% for the three months ending September 30, 2009 compared to 7.1% in the same period in 2008.  The gross margin for our Solar Division for the quarter ending September 30, 2009 was approximately 11.6% compared to 2.8% for the same period in 2008.  This increase is due to the before mentioned cost reductions.  The gross margin for contract manufacturing for the quarter ending September 30, 2009 was 34.5% compared to 27.8% in the same period in 2008. The improvement of gross margin in contract manufacturing was due to improved margins at the Electro Mechanical division and the inclusion of Detron.

The gross margin was 16.7% for the nine months ending September 30, 2009 compared to 12.3% in the same period in 2008.  Gross margin for Solar for the period increased from 5.3% to 12.2% due to material cost reductions and economies brought about with higher sales volume, both in sales value and Mega-Watts shipped.  Gross margin for Contract Manufacturing increased from 27.7% to 30.4 % due to aforementioned cost reduction programs and higher margin business from Detron.

In the nine month period ending September 30, 2009 there was stock based compensation of $162,020 compared to $95,000 for stock based compensation in 2008. Further the Company had depreciation expense of $246,366 in the nine month period ending September 30, 2009 compared to $10,713 in the same period of 2008, due to the greater amount of depreciable assets owned by the Company.

Net income before tax for the three months ending September 30, 2009 was $1,428,873 compared to a net income before tax of $555,237 for the three months ended September 30, 2008. The increase of $873,636 or approximately 157.3% is primarily due to the higher gross profit driven by our material cost reductions.

For the nine-month period ending September 30, 2009, net income before tax was $2,248,995 compared to net income of $1,210,765 in the same period in 2008. The increase of $1,038,230 or approximately 85.7%, was the result of increase sales for our solar modules and increased gross profit from cost reductions.  Net income after tax for the three months ending September 30, 2009 was $1,001,376 compared to a net profit of $546,723 for the three months ended September 30, 2008. The increase of $454,653 or approximately 83.2% was driven by greater profitability of both the Solar and Contract Manufacturing divisions.

Net income after tax for the nine months ending September 30, 2009 was $1,578,874 compared to a net profit of $1,193,952 for the nine months ended September 30, 2008. The increase of $384,922 or approximately 32.2% was the result of greater gross margins across the corporation.

Selling, general and administration expenses for the three months ended September 30, 2009, totaled $1,316,386 compared to $750,983 in the same quarter in 2008, an increase of $565,403 or approximately 75.3%. Sales, general and administration expenses were $514,516 for three month period ending September 30, 2009 compared to $231,008 in the same period in 2008 an increase of $283,508 or 122.7% for our solar module division as this division continues to grow its sales and marketing efforts. Sales, general and administration expenses for the three months ended September 30, 2009 for our contract manufacturing division was $801,870 compared to $519,975 in the same period of 2008. The increase of $281,895 or 54.2% was due primarily to the inclusion of Detron.

For the nine-month period ending September 30, 2009 sales, general and administration expenses was $3,728,136 compared to $2,227,502 in the same period in 2008, an increase of $1,500,634 or approximately 67.4%.  Sales, general and administration expenses were $1,964,547 for nine month period ending September 30, 2009 compared to $718,575 in the same period in 2008 an increase of $1,245,972 or 172.0% for our solar module division as this division continues to grow. Sales, general and administration expenses for the nine-month period ended September 30, 2009 for our contract manufacturing division was $1,763,589 compared to $1,508,927 in the same period of 2008. The increase of $254,662 or 16.9% was due primarily to the increase of Detron. We do not anticipate significant increases in sales, general and administration expenses other than those directly attributed to increases in sales such as marketing and sales commissions.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of Worldwide’s cash flows from (used in) operating, investing, and financing activities during the periods indicated:

	Nine months ended September 30,
	2009	2008

Cash at Beginning of Period	$5,092,476	$2,111,825
Net Cash provided by (used by) Operating Activities	272,579	(1,441,275)
Net Cash used by Investing Activities	(2,161,574)	(1,628,709)
Net Cash provided by Financing Activities	1,873,707	5,306,492
Effect of Exchange Rate Changes on Cash	(9,550)	114,411
Cash at End of Period	$5,067,638	$4,462,744

In 2008 our credit line was increased by approximately $775,000 from a line of credit in the amount of $2.25 million with Golden Gate Bank to $3.025 million, as a result of securing two new credit lines with Bank of the West, one for $1,025,000 and the other for $2,000,000. The credit line with Golden Gate Bank was subsequently closed. These revolving lines of credit are secured by the assets of the Company and guaranteed by its officers. The maturity date of these two credit lines is May 20, 2010 and June 1, 2011, respectively. The balance outstanding on the first line of credit as of September 30, 2009 is $2,000,000, and $0 is still available for use. Additionally, the second line of credit has a balance outstanding of $763,285 and $261,715 is still available for use as of September 30, 2009.

For the nine-month period ending September 30 2009, net cash provided by operations was $272,579 compared to net cash used by September 30, 2008 of $1,441,275. The major factor for the increase in net cash provided by operations was the increase in profitability of the Company. Net cash used in investing was $2,161,574 in the nine-

month period ending September 30, 2009, compared to net cash used of $1,628,709 in the same period of 2008. This increase was the result of our acquisition of property, plant and equipment and the construction in progress of our new solar module factory and the transfer of $1,417,356 into a restricted account for the start-up of the new solar factory. The Company anticipates further growth in 2009 as the economy is anticipated to improve. If such growth materializes we will finance this growth through Company profitability as well as outside sources of funding if required. Net cash flows provided by financing activities in the nine-month period ending September 30, 2009 was $1,873,707 compared to $5,306,492 in 2008.

As the company continues to grow our Solar division, we must follow industry trends in regards to extended payment terms to our customers.  Typically these market conditions affect the whole supply chain and as extended terms are offered to consumers, favorable terms can be negotiated with the supplier base. Our current cash position allows flexibility to accommodate these market conditions.

The Company raised approximately, $4,747,970 on June 23, 2008 and an additional $252,027 on July 24, 2008 for gross proceeds of approximately $5 million, or net proceeds of $4,650,139 after offering expenses. The Company issued 1,111,109 restricted common shares along with warrants to purchase an additional 1,111,109 shares with 722,221 warrants having an exercise price of $7.00 and 388,888 of those warrants having an excise price of $9.00. These funds were used to expand our energy division through the establishment of a new solar module factory announced on November 10, 2008 along the acquisition of a power supply Company with design and R&D capabilities.  Additionally, these funds will be used to provide additional working capital for the solar module factory to purchase raw materials and to expand the solar module business segment.  However, certain contingencies are associated with this sale:

“If (a) the Company fails to report at least $2,500,000 in EBITDA less noncash expenditures for the fiscal year ending December 31, 2009, as disclosed in the Company’s Form 10-K for the fiscal year ending December 31, 2009 (“2009 Milestone”), the date of disclosure of such 2009 Milestone (“2009 Milestone Date”) and such 10-K, and (b) if the average of the ten closing prices for each of the ten trading days immediately following the 2009 Milestone Date is less than the lesser of the Per Share Purchase Price and the 2008 Milestone Price, which is$4.50 (“2009 Milestone Price”), then, within 13 Trading Days of the 2009 Milestone Date, the Company shall issue to each Purchaser a number of shares of Common Stock equal to the difference between (i) the number of shares of Common Stock issued to such Purchaser on the Closing Date along with any 2008 Milestone Shares issued pursuant to the 2008 Milestone Date, which are none,  and (ii) the number of shares of Common Stock that would otherwise have been issuable to such Purchaser on the closing date if the Per Share Purchase Price was equal to the 2009 Milestone Price.”  Jimmy and Mindy Wang have deposited into an escrow account 1,620,954 shares of common stock to satisfy the issuance of any shares related to the 2009 Milestone Shares.

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

Contractual Obligations

The 1st “Rights for Construction” for our Nantong facility was issued on December 19, 2008 to Worldwide Energy and Manufacturing USA by the Department of Interior of Jiangsu Province, China.

There was an official agreement between the Department of Civil Engineering (in building and constructions) for the city of Nantong and Worldwide Manufacturing Solar Division located in Nantong dated May 27, 2009 in detailing of the construction for the PV solar module manufacturing facility.  Agreement details:

1)

Land usages and rights

2)

Fees and application process

3)

Date of Completions

4)

All and other related subjects

An amendment subsequently followed in further requirements and commitments of both parties were executed on May 29, 2009.

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

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“US Dollars”) are dealt with as a separate component within stockholders’ equity. Translation adjustments totaled $83,423 and $146,017 for the three months ended September 30, 2009 and 2008, respectively and $191,079 and $102,835 for the nine months ended September 30, 2009 and 2008, respectively.

As of September 30, 2009 and 2008, the exchange rate was RMB 6.8376 and RMB 6.8551 per U.S. Dollar, respectively.  The average exchange rate for the nine months ended September 30, 2009 and 2008 was RMB 6.8425 and RMB 6.9989, respectively.

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

In connection with the audit for the fiscal years ended December 31, 2008, Child, Van Wagoner & Bradshaw, PLLC (“CVB”), our previous independent registered public accounting firm, noted matters involving our internal controls that it considered to be significant deficiencies, and taken together constitute a material weakness, under the standards of the Public Company Accounting Oversight Board, or PCAOB. Under the PCAOB standards, a significant deficiency is a control deficiency, or combination of control deficiencies, that, in the auditor’s judgment, would adversely affect the ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that, in the auditor’s judgment, results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The material weaknesses identified by CVB were as follows:

RESTATEMENT ISSUES: The restatement of the December 31, 2008 financials was the result of certain receivable accounts, accounts payable, accrual expenses, gain on disposal of subsidiary, loss on disposal of subsidiary and goodwill not being correctly recorded and therefore being adjusted resulting in the decline of net income by $457,612 from the previously reported net income of $1,459,260. The net effect was net income of $1,001,648 for the period ending December 31, 2008.

Our management has discussed these material weaknesses with our board of directors and has engaged in the following remediation efforts to ensure that the material weaknesses do not reoccur: we are adding additional accounting staff with greater expertise to assist the Company in preparation of its financial statement in China.

These remediation efforts are designed to address the material weakness identified by Child and to improve and strengthen our overall control environment. We believe these actions will prevent the material weaknesses from reoccurring. Our management, including our principal executive officer and principal financial officer, does not expect that disclosure controls or internal controls over financial reporting will prevent all errors, even as the aforementioned remediation measures are implemented and further improved to address all deficiencies. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

32.1

  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC.

By: /S/ JIMMY WANG

 Jimmy Wang, CEO and Director (duly authorized officer)

Date:  November 13, 2009

By: /S/ Jeff Watson

 Jeff Watson, Chief Financial Officer (principal financial and accounting officer)

Date:  November 13, 2009