Form 10-K
period 2009-12-31
WORLDWIDE ENERGY & MANUFACTURING USA INC
filed 2010-04-15
CIK 1111816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

WORLDWIDE ENERGY AND MANUFACTURING USA, INC.
(Exact name of registrant as specified in its charter)

Colorado	77-0423745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

408 N. Canal Street	94080
South San Francisco, California 94080 (Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (650) 794-9888

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐        Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 12, 2010 is approximately $25,729,326.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of April 12, 2010, the registrant has 5,642,567 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE

This Annual Report on Form 10-K includes a restatement of our previously filed consolidated financial statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K, previously filed on April 14, 2009 and amended on Form 10-K/A previously filed on August 19, 2009 and September 1, 2009.  This restatement is necessary due to the original equity classification of certain warrants granted in connection with the Company’s 2008 equity financing (completed on June 23, 2008 and July 24, 2008), and included in the Company’s previously issued consolidated financial statements being incorrect.  Management has subsequently determined that the warrants granted in connection with the 2008 equity financing should have been recorded as a warrant derivative liability and not as equity.  In addition, certain bonuses earned during 2008, were incorrectly recorded in the first quarter ended March 31, 2009 and not accrued as of December 31, 2008.  Also, we failed to properly classify direct labor and overhead as cost of goods sold for the year ended December 31, 2008. We previously classified the direct labor and overhead as a component of selling, general and administrative expenses, aligned item in the consolidated statements of operations of our previously issued consolidated financial statements.  As a result, our management decided to restate our 2009 consolidated financial statements to reflect these corrections.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC.

2009 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business
When used in this Form 10-K, the words “expects,” “anticipates,” “estimates” and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under “Risks Factors,” that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof.  Worldwide Energy and Manufacturing USA, Inc. (“Worldwide” or the “Company”) expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.  This discussion should be read together with the consolidated financial statements and other financial information included in this Form 10-K.

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

Our factories employ approximately 427 workers in China. Intech, our quality assurance arm located in Shanghai, China employs 33 engineers.  As the engineering division and quality assurance arm of the Company, Intech provides technical advice, design, delivery, material procurement and manufacturing quality control services to companies in the United States seeking to manufacture or purchase components from manufacturers in China.  Our manufacturing operations are located in China and its sales and headquarters are located in the state of California.

In 2005, we began to make the transition from being an engineering and contract manufacturing firm which depended completely on subcontractors to becoming a direct manufacturer.  In the beginning of 2005, we did not own any of our own factories and used as our suppliers of material and labor, approximately 100 factories in China, mostly from Shanghai or the surrounding area.

On August 18, 2005, we established our own electronics manufacturing division located in Shanghai, China.  We purchased approximately $250,000 worth of electronics production equipment from Opel Technology, a former Worldwide electronics supplier, as the initial manufacturing equipment.  In establishing this electronics factory, we have been able to compete more effectively in the PC board and cable assembly industry, as well as gain complete control over our electronics components production.  We established Shanghai Intech Precision Mechanical Products Manufacturing Ltd. (“Precision”) on November 1, 2005.  Precision is 51% owned by Intech and 49% owned by Worldwide.  This factory performs die-casting and machining services for the automotive, motorcycle, telecommunications and home supply industries.  Precision is located in the suburbs of Shanghai, China, and occupies an area of approximately 71,043 square feet. The factory contains three workshops: a die-casting shop, a machining shop, and a printing shop.

On October 14, 2008, through Intech, we completed the acquisition of 55% of Shanghai De Hong Electric and Electronic Company Limited (“De Hong”).  The terms of the Agreement dated February 3, 2008 were that Intech paid cash consideration of approximately $1 million dollars for a 55% interest in DeHong in two installments, with the first installment of $714,286 being paid in September 2008, and the second installment of $308,414 being paid in March 2009.  We funded the acquisition with some of the proceeds from our sale of 1,055,103 ($4,747,970) shares of unregistered common stock on June 23, 2008.  De Hong is the holding company for the operating subsidiary Shanghai Intech -Detron Electronic Co. (“Detron”).  Therefore, Worldwide received 55% control of the operating subsidiary Detron.  Detron’s management remained in place.

Detron is a power supply factory in Shanghai, China with design and R & D capabilities. Detron’s revenues were approximately $5,596,501 and $6,269,669 for the periods ended December 31, 2009 and 2008, respectively.

Our Operations

All manufacturing activities are carried out through our subsidiaries located in Shanghai and Ningbo, People’s Republic of China (“China”) which include:

1.	Shanghai Intech Electro-Mechanical Products Co. Ltd., wholly owned subsidiary of Worldwide Energy and Manufacturing USA, Inc.,
2.	Shanghai Intech-Tron Electronic & Electronics Company Ltd., 55% owned by Worldwide Energy and Manufacturing USA, Inc,
3.	Shanghai Dechuang Electric & Electronics Co., Ltd., 100% owned by Shanghai Intech-Tron Electronic and Electronics Co.,
4.	Shanghai Intech Precision Machinery Co., Ltd.,51% owned by Shanghai Intech Electro Mechanical Products Co. and 49% owned by Worldwide Energy and Manufacturing USA, Inc.,
5.	Shanghai Shutai Precision Casting Co., Ltd., 55% owned by Shanghai Intech Electro-Mechanical Products Co. and 45% owned by Worldwide Energy and Manufacturing USA, Inc.,
6.	Worldwide Energy and Manufacturing (Ningbo) Co., Ltd.,100% owned by Worldwide Energy and Manufacturing USA, Inc., and
7.	Worldwide Energy and Manufacturing (Nantong) Co., Ltd., 99.9% owned by Worldwide Energy and Manufacturing USA, Inc. (under construction, will be operational in 2Q2010)

In addition to these production facilities, Worldwide maintains its corporate headquarters in a leased facility in South San Francisco, CA.  In this location, we also warehouse Contract Manufacturing and Solar division inventory to support our customers in North America on short flow deliveries.

Through these acquisitions and the establishment of our solar division, our corporate structure is depicted as follows:

Worldwide Energy and Manufacturing USA, Inc
Manufacturing Division
Solar Division
Research and Development
Intech Electro-Mechanical (China Operation)
Ningbo Solar Factory 80 MW
Intech Precision (die cast factory)
51% owned by Intech
49% owned by Worldwide
Intech Detron (power supply company)
55% owned by Intech
45% non-controlling interest

General

We are an international manufacturing and engineering firm, concentrating on photovoltaic (“PV”) solar modules and contract manufacturing services, using multiple factories in China. We service customers primarily in Europe, South Korea for our solar modules and United States-based companies for their outsource of smaller and scale production orders for offshore production in China.  From our inception in 1993 until 2005, we were strictly an intermediary or “middle man,” working with our customers and our subcontractors to assure that our customers received high quality components on a timely basis that fulfilled their specific needs.  While we still subcontract a significant portion of our business, since 2005, we have begun the transition to becoming a direct contract manufacturer, operating several of our own factories.  Recently, we announced the opening of two additional factories, allowing us to become a direct manufacturer for solar modules and for power supply units.  Our website address is www.wwmusa.com.

We provide our products and services to several companies globally primarily in the solar module, aerospace, automotive, and electronics industries. Although we historically focused on manufacturing components for high tech industries, in 2008 we expanded into the solar module markets.  We realize that the solar module industry provided us with a unique opportunity to use our core strength of providing high quality components and assemblies, with timely delivery, to develop a solar module team capable of successfully entering the solar module markets.  Our solar module brand “AmeriSolar” has already earned numerous quality certifications including IEC612215, TUV, CE and we have recently applied for the UL certification.  These solar modules meet or exceed all industry norms for performance, quality and functional life in the field.

With respect to our contract manufacturing business, we have the ability to arrange for the manufacture of products, parts, and components for a broad number of industries and customers.  In order to ensure a consistently high quality product, it is imperative for a company in the contract manufacturing business to have a local quality assurance team. The team’s responsibility is to institute quality assurance procedures that ensure the quality of products from start to finish.  This function is carried out through our wholly owned subsidiary, Intech.

We sell to our customers under purchase orders. We have only a few long-term contracts in which we have sales of goods produced in a standard manufacturing operation and sold in the ordinary course of business. As a result, it is difficult to forecast revenues, and planning for future operations is also difficult. Because many of our costs and operating expenses are fixed, any unforeseen reduction in purchase orders can affect our gross margin and operating income.

We employ rigid quality assurance procedures, product enhancements and strict testing of our products to attract customers.  Other than rigid quality controls and timely delivery, another important factor in attracting customers from the United States is our Kanban program.  The Kanban program is an inventory system that stocks at least one month’s supply of inventory needed to meet the various customers’ demand.  Thus, if we receive a contract with a scheduled six months or more of deliveries, we will stock in our inventory, at least one month’s inventory in the California warehouse, or a warehouse that is close to the customer’s facility so a twenty-four hour delivery turn-around may be accomplished.  This process of stocking at least one month’s worth of inventory is maintained until the entire contract is completed. We have won many new customers as a result of the Kanban inventory program.  Using Kanban inventory controls allows us to help customers meet challenges with working capital returns, and the need to have supply products necessary to complete manufacturing of those parts in a shorter period of time.

All of our active subcontractors have received ISO 9000 certifications.  ISO-9000 certifications are issued by the International Organization for Standardization and represents the approval of the manufactures quality system and the application of said quality system to the production processes.  These certifications are issued to each factory after our management receives the prerequisite training and is verified by periodic audits.

The unique business relationships between us and our subcontractors allow us to offer our customers lower manufacturing costs, and at the same time maintain high standards of quality and timely delivery schedules.

Our success stems from the following factors for both direct manufacturing and outsourcing of our production service:

We have a wide range of manufacturing capability as a result of:

-	offering, through subcontractor and our own factories, many of manufacturing processes required for our customers components and assemblies,
-	providing engineering services to interact with the various factories, and
-	coordinating and planning for complete turn-key assemblies.

Our quality control is highly effective as a result of:

-	setting inspection criterion for manufacturers based on the customers’ quality criteria,
-	conducting material auditing, in process inspection, and the final inspection, and
-	providing incentive-reward packages to our quality control employees.

Our quick turn-around time compared with other offshore suppliers is ensured by:

-	committing 60-75 days for completing complicated tooling and two to six weeks for basic tooling;
-	committing 30-60 days for first delivery, and seven days for the deliveries afterwards, and
-	our team in China is continually monitoring production progress.

We offer:

-	competitive prices,
-	significant flexibility towards customers’ needs,
-	local team to perform quality assurance functions,
-	the Kanban inventory for 24-hour delivery for our contract parts, and
-	quick responses to customer questions and concerns.

We are able to provide our customers with considerable cost advantages while eliminating the disadvantages of quality and delivery issues frequently experienced by companies which have direct contracts with manufacturers in China.

Since we primarily employ engineers and engage a broad variety of subcontractors, we are able to manufacture parts for a broad range of industries.  As demand for manufacturing slows for a particular product, industry or sector, we are able to remain flexible as a result of being in a position to pursue opportunities to manufacture other products.  There are no special governmental regulations or governmental approvals with respect to our business.

Principal Products and Services

Contract Manufacturing Division

This division produces components and assemblies for customers, primarily in the US and China.  These products, in most cases, are produced to the customers’ specifications and quality criteria, the exceptions are some power supply assemblies from Detron that are manufactured to in-house specifications.  All products are manufactured following a make-to-order production model with all finished goods inventory covered by a customer purchase order.  Some customers place a blanket PO with Worldwide, and in these instances, we may maintain a level of inventory in order to satisfy short-flow, or Kanban, deliveries.

Solar Division

This division designs, develops, manufactures and markets PV Solar Modules under the Amerisolar brand name.  A PV module is an assembly of PV cells that is electrically interconnected and laminated in a durable and weatherproof assembly or panel.  Our PV modules that we currently offer range in rated power output from 165 watts to 240 watts per module.  The Division works under a make-to-order productions model, although some limited inventory is produced to support customers’ small spot orders.

Distribution

We sell our products to a number of systems integrators and distributors located globally.  Many of our customers will purchase other PV solar components (commonly referred to as the balance of system, or BOS) from other suppliers and offer their customers a complete system.  In the case of system integrators, they will generally perform the installation for their customers, in the case of distributors, they will leave the installation activity to their customers a third party.  The ultimate customers and applications of these systems include:  small residential installations, commercial and industrial applications and up to large utility scale installations.

Market and Industry Overview

The solar power market has experienced rapid growth in the past several years.  According to Solarbuzz LLC, an independent solar energy research firm, the global solar PV market will reach 6.37 gigawatts (“GW”) in 2009.  According to a Solarbuzz forecast titled "Green World," in one of several possible scenarios, annual solar power system installed capacity may further increase to 9,917 megawatts (“MW”) in 2012, and solar power industry revenue may increase from $17.2 billion in 2007 to $39.5 billion in 2012.

The Company believes that the PV Solar market will continue to experience growth as a result of the growing adoption of government incentives for solar energy power sources, the rising energy demand with limited fossil fuel energy sources, and the growing awareness of the advantages of solar energy, all of which are discussed below.

Growing Adoption of Government Incentives for Solar and Other Renewable Energy Sources

In response to global concerns regarding the increasing environmental impact of traditional energy production methods, many governments have enacted regulations and policies to limit the release of hazardous and greenhouse gases, such as carbon dioxide, and to encourage the use of renewable energy sources.  Due to the fact that most renewable energy sources are currently less cost competitive than traditional energy sources, a growing number of countries have created incentive programs for the solar sector, including:

1.	direct subsidies to end users to counter costs of equipment and installation,
2.	net metering laws enabling on-grid end users to sell electricity back to the grid at retail prices,
3.	government standards mandating minimum consumption levels of renewable energy sources, and
4.	low interest loans and tax incentives to finance solar power systems.

Due to government support in the past decade, solar energy has become an attractive alternative to traditional energy sources.  Set forth below are brief descriptions of the incentive programs adopted by the following selected countries:

China - China produces over 30% of the world's PV Solar capacity, and, according to statistics from the Chinese government, the installed PV Solar systems in China only reached a total of 140MW in 2008, accounting for less than 1% of the global market installation base.  With cheaper raw materials and PV technology innovation, however, solar electricity cost in China is estimated to have declined by 50% from 2006 to 2008, making solar power a strong candidate to become a major energy resource.  China revised its 2020 target for solar power capacity from 1.8 GW to 20 GW.  In February 2005, China enacted the Renewable Energy Law, which became effective in January 2006.  This law provides certain financial incentives for the development of renewable energy projects.  Various local authorities have also introduced initiatives to encourage the adoption of renewable energy, including solar energy.  In addition, the government has enacted several policies to support the solar industry, including a regional feed-in tariff and national subsidies for solar PV installations such as subsidy scheme on rooftop projects.  We expect that the increase in solar energy consumption in local municipalities will encourage further growth of the solar energy industry in China.

Germany - Under its Renewable Energy Sources Act, Germany aims to increase the share of electricity from renewable energy to 12.5% by 2010 and 20% by 2020.  In particular, the Renewable Energy Sources Act requires electrical transmission grid operators to connect various renewable energy sources to their grids and to purchase all electricity generated by such sources at guaranteed feed-in tariffs rates.  Additional regulatory support measures include investment cost subsidies, low-interest loans, and tax relief to end users of renewable energy.

Italy - Before 2005, the Italian PV Solar market benefited primarily from regional support for PV installations with grants of up to 65% of investment in the absence of national incentive funds.  In 2005, Italy passed a new law that set fixed feed-in tariffs for electricity produced from renewable energy sources.  The incentives are available to individuals, companies, and public bodies.  In January 2006, the Italian government approved various measures relating to PV feed-in tariffs, including increasing the PV feed-in tariff cap to 500 MW by 2015.

Japan - The Japanese government has implemented a series of incentive programs, including the “PV 2030” roadmap that outlines government policies to support solar power electricity.  Japan also provides government subsidies for research and development in the PV Solar field.

Spain - The incentive regime in Spain includes a national net metering program and favorable interest loans. The actual feed-in tariff for solar energy in Spain is fully guaranteed for 25 years and guaranteed at 80% for subsequent years.  The target for cumulative installed generation capacity from PV in 2010 was recently raised by the Spanish government to 400 MW.

United States - At the federal level, several recent developments are favorable to the PV industry in general in the United States.  The United States Congress approved the Energy Policy Act of 2005, which provides a 30% investment tax credit for PV installations.  With the “Extension and Modification of Solar Energy and Fuel Cell Investment Tax Credit” bill passed by Congress in 2008, the tax credit for PV installation was extended through 2016.  This bill lifted a limitation that prevented public utilities from claiming the investment tax credit, which may increase solar panel sales to U.S. utilities that now qualify to receive a 30% tax credit for their first PV installation.  The bill also allows these credits to be used to offset the alternative minimum tax (AMT).  Further, President Obama’s New Energy for America plan set forth the goal for 10% of electricity generated in the U.S. to come from renewable energy sources by 2012 and 25% by 2025.  In addition, a number of states, including California and New Jersey, have committed substantial resources to developing and implementing renewable energy programs.  Under the California Solar Initiative, an investment of $3.2 billion will be made from 2006 to 2017 for the installation of 1 million PV plants with the total output of more than 3,000MW.  Investors in these PV plants will get refunds from the state and federal governments of approximately 75% of their total investment, and the investors are to receive a guaranteed profit of 12% on average for the electricity produced by their PV plants with certificates of green power.  In April 2006, the New Jersey Board of Public Utilities voted to approve new regulations which expand the state’s Renewable Portfolio Standard by extending the existing goals out to 2020 and increasing the required amount of renewable energy and solar energy.  Under the newly adopted regulations, 20% of New Jersey’s electricity must come from renewable sources by 2020.  The New Jersey regulations also include a 2% solar set aside, which is forecast to require 1,500MW of electricity to be generated through solar power, the largest solar commitment relative to population and electricity consumption in the United States.

Rising Energy Demand and Limited Fossil Fuel Energy Sources with Increasing Prices

In recent years, global economic development has resulted in rapidly increasing energy demand at rising energy prices.  Electric power demand is expected to increase from 16.1 trillion kilowatt hours in 2002 to 31.7 trillion kilowatt hours globally by 2030.  Meanwhile, the generation of electric power is capacity-constrained and dependent upon a finite supply traditional fossil fuel feedstock, such as: natural gas, coal, and petroleum.  In addition, petroleum prices have risen dramatically for various reasons including: war, political instability, labor unrest, and the threat of terrorism in oil-producing regions.  Further, for national security reasons, many governments seek to further develop domestic sources of electrical energy.  Thus, future energy demand is increasingly expected to be met by renewable energy sources, such as solar energy.

Growing Awareness of the Advantages of Solar Power

Solar power offers a variety of advantages over other sources of power, including an absence of the need for fuel, environmental cleanliness, location based energy production, greater efficiency during peak demand periods, high reliability, and modularity.  These advantages include the following:

No fossil fuel requirement - PV Solar power relies solely on the natural sunlight rather than traditional fossil fuels that have historically experienced supply constraints, volatile pricing and delivery risk and is of finite supply.

Clean energy production - Unlike traditional fossil fuel energy sources and many other renewable energy sources, solar power systems generate electricity with no emissions or noise impact.

Location-based energy production - Solar power is a distributed energy source, meaning that the electricity can be generated at the site of consumption.  This provides a significant advantage to the end user who is not reliant upon the traditional electricity infrastructure (transmission line or the power grid) for delivery of electricity to the site of use.

Energy generated to match peak usage times - Peak energy usage and high electricity costs typically occur mid-day, which also generally corresponds to peak sunlight hours and therefore generally corresponds to peak solar power electricity generation times.

Reliable Source of Electricity - Solar power systems generally do not contain moving parts, nor do they require significant ongoing maintenance.

Modular - Solar power systems are made from interconnecting and laminating solar cells into solar modules.  Given this method of construction, solar power products can be deployed in many different sizes and configurations to meet specific customer needs.

Challenges Facing the Solar Power Industry

Although solar power has several advantages and is an attractive alternative to traditional energy sources, there remain certain key challenges that the solar power industry must overcome to accomplish broad commercialization of its products, including the following:

Possible Reduction or Elimination of Government Subsidies and Incentives - The current growth of the solar power industry substantially relies on the availability and size of government subsidies and economic incentives, such as capital cost rebates, reduced tariffs, tax credits, net metering, and other incentives.  Governments may eventually decide to reduce or eliminate these subsidies and economic incentives.  It remains a challenge for the solar power industry to reach sufficient scale to be cost-effective in a non-subsidized marketplace.

High Cost of Solar Power - Generally, the per kilowatt-hour cost of generating solar electricity, including the upfront capital costs, is greater than retail electricity rates.  While government policy mechanisms and heightened consumer awareness are driving solar power adoption, the cost of solar power products remains an impediment to growth.  To address this issue, manufacturers must improve the cost efficiency of solar power systems through innovation and continuous improvement of production techniques.  For example, improving conversion efficiencies of solar cells will reduce raw material requirements and lower costs required to manufacture a solar power system with a given output.  Higher conversion efficiencies also decrease the size of the solar power system, and thereby lower the system installation costs.

Shortages of Raw Materials – Purified crystalline silicon is the main raw material used in the manufacture of PV Solar cells that are used in our PV Solar Modules.  The whole PV Solar supply chain reacts to the dynamics of the supply and demand on this raw material.  Currently there seems to adequate supply of silicon, but as demand increases for PV solar products, silicon shortages will impact the whole industry.  For Worldwide, this could impact our liquidity as our PV Solar cell suppliers could require shorter payment terms or even advanced payments to ensure their supply of materials.  A shortage in silicon may also have a material effect on our results of operations because the market level pricing of silicon could increase significantly if a scarcity of supply were to occur, thereby unfavorably impacting our material cost structure.  Effective supply chain management, with balances between supply and demand, is critical to ensure continued growth for the industry.

Competition

We strive to ensure quality and provide low cost to customers so that it can remain competitive.  The solar module industry and the contract manufacturing service industry remain strongly competitive.  There are hundreds of companies, many larger than us, that have substantially greater manufacturing, financial, research and development, engineering and marketing resources.  We are a small competitor in these multi-billion dollar industries for both solar modules and contract manufacturing.  In the PV solar marketplace, our competitors include: BP Solar, Kyocera Corporation, Mitsubishi Electric Corporation, Yingli Green Energy Holding Co. Ltd., Motech Industries Inc., Suntech Power Holding’s Co., Ltd Sharp Corporation, Q-Cells AG, Sanyo Electric Co., Ltd., and Sunpower Corporation.  For our Contract Manufacturing division, we compete against a multitude of smaller regional manufactures.

If overall demand for solar modules and contract manufacturing services should decrease, this could result in substantial pricing pressure, which would negatively affect our revenue and net profit.

Sources and Availability of Raw Materials

We maintain multiple sources of supply for the raw materials used in the manufacture of our PV Solar modules to ensure a consistent source of supply.  The critical components (those affecting the electrical performance of our modules) are purchased to, and certified to, PV Solar industry specifications.

The raw materials required to support production in our Contract Manufacturing division are generally readily available from multiple sources in China.  These are considered traditional materials to support electronic assembly and metal working industries.

Research and Development

Historically, efforts in the development and acquisition of innovative new products or technology have been minimal.

We believe that the development and acquisition of new products and technology are critical to our future success.  Therefore, as our new solar facility becomes operational, we will establish a research and development team to support these efforts.  Failure to develop, or introduce on a timely basis, new products or product enhancements that achieve market acceptance could have a material effect on our business, operating results or financial condition.

Suppliers and Customers

In fiscal year end 2009 and 2008, our five largest customers were: Pramac Swiss SA, Enesystem Inc, Provent Solarpark, Pvline Gmbh and Schueco International KG; accounting for 79% and 72%, respectively, of our consolidated sales.

Our five largest suppliers in fiscal year end 2009 and 2008 were Changzhou Trina Solar Energy, Zhejiang Shuqimeng Photo Voltaic, Jiangsu Aide Solar Energy Technology Co., Jiangyin Hareon Power Co., Ltd. and Baoding Tianwei Yingli New Energy Resource.  These represented approximately 75% of materials purchased by the Company in each of the fiscal years ended 2009 and 2008.

Intellectual Property and Brand Name

We rely on a combination of patent, brand name, and contractual protections to establish and protect our proprietary rights and build our competitive position.

In February 2008, Worldwide established a solar division that focuses on photovoltaic module technology under the brand name of “AmeriSolar.”  We issued 300,000 restricted shares for the AmeriSolar brand name.  This division generated $47,752,533 and $30,999,962 in sales for the years ended December 31, 2009 and 2008, respectively.

It is possible that, despite our efforts, other parties may use, obtain or try to copy our products and technology. Policing unauthorized use of our products and technology is difficult and time consuming. The steps we take to protect our rights may not prevent misappropriation of our products or technology. This is particularly the case in foreign jurisdictions, where the intellectual property laws may not afford our intellectual property rights the same protection as the laws of the United States. We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights, which claims could result in costly litigation and the diversion of our technical and management personnel.

As of April 15, 2010, we held two patents in China, with fourteen additional patent applications pending in China.  These patents cover various aspects of technology in our solar products.  We will continue to actively pursue applications for new patents as we deem appropriate.

The following table describes the patents owned by the Company:

Type	Name	Number	Description
Brand name	Amerisolar	Not applicable	brand name used in our products

Patent	Double Wiring PV Modules	200820152367.5	Prevents hot spot effect which leads to inconsistent performance of PV modules

Patent	Hexagonal Modules	200830188333.7	Change body structure from rectangle to hexagon

Environmental Regulations

Our operations are subject to a variety of foreign, federal, state and local governmental laws and regulations related to the purchase, storage, use and disposal of hazardous materials.  We are required to comply with all national and local regulations regarding protection of the environment as our manufacturing processes generate noise, wastewater, and gaseous and other industrial wastes.  We are in compliance with present environmental protection requirements and have all necessary environmental permits to conduct our business.  If more stringent regulations are adopted in the future, however, the costs of compliance with these new regulations could be substantial.  In addition, our manufacturing operations are subject to regulation and periodic monitoring by local environmental protection authorities in China.  We believe that we have all necessary permits to conduct our business as it is presently conducted.  If we fail to comply with present or future environmental regulations, though, we may be required to pay substantial fines, suspend production, or cease operations.  We believe that we have properly handled our hazardous materials and wastes and have appropriately remediated any contamination at any of our premises. We are not aware of any pending or threatened environmental investigation, proceeding or action by foreign, federal, state or local agencies, or third parties involving our current facilities. Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to substantial financial liabilities, operational interruptions and adverse publicity, any of which could materially and adversely affect our business, results of operations and financial condition.

Backlogs

The backlog for Contract Manufacturing consists of long-term contracts or purchase orders placed by our customers and generally do not have a fixed delivery schedule for the volume represented by the order.  Our backlog for the Solar division is driven primarily by long term contracts, mostly from Europe, that the division received in 2009.

Management believes that backlog at any particular date is not necessarily a meaningful indicator of future revenue for any particular period of time because while the stated backlog is backed by solid customer purchase orders or contracts, Worldwide remains flexible in the customer schedule of delivery against these orders.  That is, we maintain a level of flexibility for our customers to pull-in or push-out relative to their own customers’ requirements.

Backlog totaled approximately $67.8 million and $9.8 million at December 31, 2009 and 2008, respectively, an increase of $58.0 million due primarily to the growth of our solar division as our Amerisolar brand gains in market acceptance and penetration.

Approximately $66.2 million of our backlog at December 31, 2009 is currently planned to be recognized as revenue in 2010.

Employees

We currently employ approximately 513 employees, including 33 staff engineers and 40 administrative personnel at our wholly owned subsidiary Intech in Shanghai, China and 427 employees who work at our factories in China.  The remaining 13 employees work at the California office in South San Francisco.  Three of these employees are in sales with the remaining 10 employees working in support and administrative roles.  All employees are full time.

Available Information

We file various reports with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, which are available though the SEC's electronic data gathering, analysis and retrieval system (“EDGAR”) by accessing the SEC's home page (http://www.sec.gov).  The documents are also available to be read or copied at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, D.C., 20549.  Information on the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors

OUR SHARES ARE SPECULATIVE AND INVOLVE A HIGH DEGREE OF RISK INCLUDING THE COMPREHENSIVE DISCUSSION OF MATERIAL RISK FACTORS DESCRIBED BELOW. EACH PROSPECTIVE INVESTOR SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS INHERENT IN AND AFFECTING OUR BUSINESS BEFORE MAKING AN INVESTMENT DECISION.

Risks Related to Business Operations

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

We have a limited operating history that started in 2000.  Our limited operating history and the unpredictability of our industry may make it difficult for investors to evaluate our business and future operating results.  The risks and difficulties we face include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories.

We may be unable to manage our growth.

We are planning for rapid growth and intend to aggressively expand operations. The growth in the size and geographic range of our business will place significant demands on management and our operating systems. Our ability to manage growth effectively will depend on our ability to attract additional management personnel; to develop and improve operating systems; to hire, train, and manage an employee base; and to maintain adequate service capacity. Additionally, the proposed expansion of operations may require hiring additional management personnel to oversee procurement duties. We will also be required to rapidly expand operating systems and processes in order to support the projected increase in product demand. There can be no assurance that we will be able to effectively manage growth and build the infrastructure necessary to achieve growth as management has forecasted.

The strategy of acquiring complementary businesses and assets may fail which could reduce our ability to compete for customers.

As part of our business strategy, we have pursued, and intend to continue to pursue, selective strategic acquisitions of businesses, assets and technologies that complement our existing business.  We intend to make other acquisitions in the future if suitable opportunities arise. Acquisitions involve uncertainties and risks, including:

•	potential ongoing financial obligations and unforeseen or hidden liabilities;
•	failure to achieve the intended objectives, benefits or revenue-enhancing opportunities;
•	costs and difficulties of integrating acquired businesses and managing a larger business; and
•	diversion of resources and management attention.

The failure to address these risks successfully may have a material adverse effect on our financial condition and results of operations.  Any such acquisition may require a significant amount of capital investment, which would decrease the amount of cash available for working capital or capital expenditures.  In addition, if we use our equity securities to pay for acquisitions, we may dilute the value of your shares.  If we borrow funds to finance acquisitions, such debt instruments may contain restrictive covenants that could, among other things, restrict us from distributing dividends.  Such acquisitions may also generate significant amortization expense related to intangible assets.

Our future success substantially depends on our ability to expand manufacturing capacity and output. Our ability to achieve our expansion goals is subject to a number of risks and uncertainties.

Our future success depends on our ability to significantly expand manufacturing capacity and output. If we are unable to do so, we may be unable to expand our business, decrease our costs per watt, maintain our competitive position and improve profitability. Our ability to establish manufacturing capacity and increase output is subject to significant risks and uncertainties, including:

•
the need to raise significant additional funds to purchase and prepay for raw materials or to buy equipment for our manufacturing facilities, which we may be unable to obtain on reasonable terms or at all;

•	delays and cost overruns as a result of a number of factors, many of which may be beyond our control, such as increases in raw materials prices and problems with manufacturing equipment vendors;
•	delays or denial of required approvals by relevant government authorities;
•	diversion of significant management attention and other resources; and
•	failure to execute our plan of operations effectively.

If we are unable to expand our manufacturing capacity or to increase manufacturing output, or if we encounter any of the risks described above, we may be unable to expand our business as planned. Moreover, we cannot assure you that if we do establish or expand our manufacturing capacity and output we will be able to generate sufficient customer demand for our products to support production levels.

The reduction or elimination of government subsidies and economic incentives could cause a reduction in demand for our products and lead to a decrease in revenue.

We believe that the growth in many of the markets for our products, including our current largest markets such as Europe and South Korea, depends in part on the availability and amounts of government subsidies and economic incentives to end users, distributors, systems integrators, and manufacturers of solar power products. At present, the cost of solar energy substantially exceeds the retail price of electricity in most markets in the world. Reduction or elimination of these government subsidies and economic incentives because of policy changes, fiscal tightening, or other reasons may result in the diminished competitiveness of solar energy and materially and adversely affect the growth of these markets and our revenues.  The reduction or elimination of government subsidies and economic incentives, especially those in our target markets, could cause our revenues to decline and materially and adversely affect our business, financial condition, and results of operations.

A few customers and suppliers account for a large percentage of our business. Therefore, the loss of any one customer or supplier could reduce our sales significantly or impede our ability to comply with our manufacturing contracts, respectively.

In 2009 and 2008, our five largest customers were: Pramac Swiss SA, Enesystem Inc, Provent Solarpark, Pvline Gmbh and Schueco International KG; accounting for 79% and 72%, respectively, of our consolidated sales.  Our five largest suppliers in 2009 and 2008 were Changzhou Trina Solar Energy, Zhejiang Shuqimeng Photo Voltaic, Jiangsu Aide Solar Energy Technology Co., Jiangyin Hareon Power Co., Ltd. and Baoding Tianwei Yingli New Energy Resource.  These represented approximately 75% of materials purchased by the Company in each of the years 2009 and 2008.  The loss of any one customer could significantly reduce our sales. The loss of one supplier could cause delays in our performance of contracts or reduce our gross margin if a substitute manufacturer could not deliver on time or at the same contract price.

Our failure to further refine our technology and develop and introduce new solar energy products could render our products uncompetitive or obsolete, and reduce our sales and market share.

The solar energy industry is characterized by rapid increases in the diversity and complexity of technologies, products, and services.  We will need to invest significant financial resources in research and development to keep pace with technological advances in the solar energy industry, evolving industry standards, and changing customer requirements.  Research and development activities, however, are inherently uncertain, and we may encounter practical difficulties in commercializing our research results.  Our expenditures on research and development may not reap corresponding benefits.  A variety of competing solar energy technologies that other companies may develop could prove to be more cost-effective and have better performance than our solar energy products.  Therefore, our development efforts may be rendered obsolete by the technological advances of others.  Breakthroughs in solar energy technologies that do not use crystalline silicon could mean that companies such as ours that rely entirely on crystalline silicon would encounter a sudden, sharp drop in sales.  Our failure to further refine our technology and develop and introduce new solar energy products could render our products uncompetitive or obsolete, and result in a decline in our market share.

If solar technology is not suitable for widespread adoption, or sufficient demand for solar products does not develop or takes longer to develop than we anticipate, sufficient sales may not develop, which may have an adverse effect on our business and results of operations.

The solar market is at a relatively early stage of development and the extent to which solar products will be widely adopted is uncertain. Market data in the solar industry is not as readily available as those in other more established industries where trends can be assessed more reliably from data gathered over a longer period of time. If solar technology proves unsuitable for widespread adoption or if the demand for solar products fails to develop sufficiently, we may not be able to grow our business or generate sufficient revenues to become profitable or sustain profitability. In addition, demand for solar products in targeted markets, including Europe and China may not develop or may develop to a lesser extent than we anticipate. Many factors may affect the viability of widespread adoption of solar technology and the demand for solar products, including:

•	cost-effectiveness of solar products compared to conventional and other non-solar energy sources and products;
•	performance and reliability of solar products compared to conventional and other non-solar energy sources and products;
•	availability of government subsidies and incentives to support the development of the solar industry;
•	success of other alternative energy generation technologies, such as fuel cells, wind power and biomass;
•
fluctuations in economic and market conditions that affect the viability of conventional and non- solar alternative energy sources, such as increases or decreases in the prices of oil and other fossil fuels;

•	capital expenditures by end users of solar products, which tend to decrease when economy slows down; and
•	deregulation of the electric power industry and broader energy industry.

The failure of the market for solar products to develop as we expect it to would have a material adverse effect on our business.

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

Existing regulations and changes to such regulations may present technical, regulatory and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products.

The market for electricity generation products is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as internal policies and regulations promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and in a number of other countries, these regulations and policies are being modified and may continue to be modified. Customer purchases of, or further investment in the research and development of, alternative energy sources, including solar power technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our products.

Because some of the products we manufacture are sold with warranties extending for 25 years, problems with product quality or product performance may cause us to incur significant warranty expenses. If these expenses are significant, they could have a material adverse affect on our business and results of operations.

The practice in our industry is to offer long product warranties. We offer a product warranty with a term of up to 25 years. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have shipped the product and recognized the revenues. Because our products are new to the market, we are not able to evaluate their performance for the entire warranty period before we offer them for sale. If our products fail to perform as we expect them to and we are required to cover a significant number of warranty claims, the expenses related to such claims could have a material adverse affect on our business and results of operations.

We face risks associated with the marketing, distribution and sale of solar products internationally, and if we are unable to effectively manage these risks, they could impair our ability to expand our business abroad.

We market solar products outside of China. The marketing, international distribution and sale of solar products exposes us to a number of risks, including:

•	fluctuations in currency exchange rates;
•	difficulty in engaging and retaining distributors who are knowledgeable about and, can function effectively in, oversea markets;
•	increased costs associated with maintaining marketing efforts in various countries;
•	difficulty and cost relating to compliance with the different commercial and legal requirements of the overseas markets in which we offer our anticipated products;
•	inability to obtain, maintain or enforce intellectual property rights; and
•
trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our anticipated products and make us less competitive in some countries.

A significant portion of our revenues and expenses are now denominated in foreign currencies. It has not been our recent practice to engage in the hedging of foreign currency transactions to mitigate foreign currency risk. Therefore, fluctuations in the value of foreign currencies could have a negative impact on the profitability of our global operations, which would seriously harm our business, results of operations, and financial condition.

Unforeseen changes in suppliers can result in losses of tooling deposits and other pre-production costs supporting our Contract Manufacturing Division.

In most cases the tool, die, or mold from which a part is made is paid for and owned by the customer, and is designed for a specific customer. We require our customers to provide a non-refundable down payment to cover tooling costs, including pre-production machine set-up costs.  In the event that a supplier is unable to fulfill our production agreements with us, management believes that other suppliers can be found.  However, a change in suppliers would cause a delay in the production process and could result in loss of tooling deposits and other supplier advances, causing Worldwide to not comply with the timely delivery requirements of our contract with our customer, and loss of tooling deposits will reduce our gross margin on the contract.

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

Our success depends on our ability to retain key personnel.

Our present and future performance will depend on the continued service of senior management personnel, key sales personnel, and consultants.  The key employees include Jimmy Wang, our Chief Executive Officer.  The loss of the services of Mr. Wang could have an adverse effect on us.

In addition, the loss of the technical knowledge and management and industry expertise of any of our key personnel could result in delays in product development, loss of customers and sales and diversion of management resources, which could adversely affect our operating results.

If we are unable to attract, train, and retain technical personnel, our business may be materially and adversely affected.

Our future success depends, to a significant extent, on our ability to attract, train, and retain technical personnel.  Recruiting and retaining capable personnel, particularly those with expertise in the solar power industry, are vital to our success.  There is substantial competition for qualified technical personnel, and there can be no assurance that we will be able to attract or retain our technical personnel.   We depend on the management team to recruit and train such capable personnel, but if our management team is unable to attract and retain qualified employees, our business may be materially and adversely affected.

We are dependent on third parties to transport our products, so their failure to transport the products could adversely affect our earnings, sales and geographic market.

We use third parties for the vast majority of our shipping and transportation needs. If these parties fail to deliver products in a timely fashion, including lack of available trucks or drivers, labor stoppages or if there is an increase in transportation costs, including increased fuel costs, it would have a material adverse effect on our earnings and could reduce our sales and geographic market.

Compliance with environmental regulations can be expensive, and noncompliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines.

Our operations are subject to a variety of foreign, federal, state and local governmental laws and regulations related to the purchase, storage, use and disposal of hazardous materials.  As our manufacturing processes generate noise, wastewater, and gaseous and other industrial wastes, we are required to comply with all national and local regulations regarding protection of the environment. We are in compliance with present environmental protection requirements and have all necessary environmental permits to conduct our business.  If more stringent regulations are adopted in the future, however, the costs of compliance with these new regulations could be substantial.  In addition, our manufacturing operations are subject to regulation and periodic monitoring by local environmental protection authorities in China.  We believe that we have all necessary permits to conduct our business as it is presently conducted.  If we fail to comply with present or future environmental regulations, though, we may be required to pay substantial fines, suspend production, or cease operations.  We believe that we have properly handled our hazardous materials and wastes and have appropriately remediated any contamination at any of our premises. We are not aware of any pending or threatened environmental investigation, proceeding or action by foreign, federal, state or local agencies, or third parties involving our current facilities. Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to substantial financial liabilities, operational interruptions and adverse publicity, any of which could materially and adversely affect our business, results of operations and financial condition.

We have limited business insurance coverage and potential liabilities could exceed our ability to pay them.

The insurance industry in China is still at an early stage of development.  Insurance companies in the China offer limited business insurance products. We do not have any business liability or disruption insurance coverage for our operations in the China.  Any business disruption, litigation or natural disaster may result in substantial costs and the diversion of our resources.

Uncertainty in the development of the solar energy market could reduce the revenue we expect to generate from product sales to this market.

The solar energy market is at a relatively early stage of development and the extent to which solar energy technology will be widely adopted is uncertain.  Many factors may affect the viability of widespread adoption of solar energy technology and demand for solar panels, including the following:

•	the cost-effectiveness of solar energy compared with conventional and other non-solar renewable energy sources and products, including conventional energy sources such as coal and natural gas;

•	the performance and reliability of solar panels and thin-film technology compared with conventional and other non-solar renewable energy sources and products;

•	the availability and amount of government subsidies and incentives to support the development of the solar energy industry;

•	the success of other renewable energy generation technologies, such as hydroelectric, tidal, wind, geothermal, solar thermal, concentrated photovoltaic, biomass and nuclear fusion;

•
fluctuations in economic and market conditions that affect the price of, and demand for, conventional and non-solar renewable energy sources, such as increases or decreases in the price of coal, oil, natural gas and other fossil fuels;

•	fluctuations in capital expenditures by end-users of solar panels, which tend to decrease when the economy slows and/or interest rates increase; and

•	deregulation of the electric power industry and the broader energy industry to permit widespread adoption of solar electricity.

If solar panel technology is not widely adopted or if demand for solar panels fails to develop sufficiently, we may be unable to generate the revenue we currently anticipate from sales of our solar panel manufacturing products.

Difficulties in executing our acquisitions could adversely affect our business.

We have and will continue to acquire businesses, and the efficient and effective integration of our acquired businesses into our organization is critical to our growth.  The process of integrating acquired companies into our operations requires significant resources and is time consuming, expensive and disruptive to our business.  Further, we may not realize the benefits we anticipate from these acquisitions because of the following significant challenges:

•	potentially incompatible cultural differences between the two companies;

•	incorporating the acquired company’s technology and products into our current and future product lines, and successfully generating market demand for these expanded product lines;

•	potential additional geographic dispersion of operations;

•	the diversion of our management’s attention from other business concerns;

•	the difficulty in achieving anticipated synergies and efficiencies;

•	the difficulty in integrating disparate operational and information systems;

•	the difficulty in leveraging the acquired company’s and our combined technologies and capabilities across all product lines and customer bases; and

•	our ability to retain key customers, suppliers and employees of an acquired company.

Our failure to achieve the anticipated benefits of any past or future acquisition or to successfully integrate and/or manage the operations of the companies we acquire could harm our business, results of operations and cash flows.  Additionally, we may incur material charges in future quarters to reflect additional costs associated with past acquisitions, including asset impairment charges and other costs related to divestiture of acquired assets or businesses.  Such charges could also include impairment of goodwill associated with past acquisitions.

Our failure to protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights or defend against third-party allegations of infringement may be costly.

We rely primarily on patent, brand name, and other contractual restrictions to protect our intellectual property.  Nevertheless, these afford only limited protection and the actions we take to protect our intellectual property rights may not be adequate.  For example, we have two issued patents and fourteen pending patent applications in China.  We cannot assure you that our patent applications will be issued with claims sufficiently broad for our business.  As a result, third parties may infringe or misappropriate our proprietary technologies or other intellectual property rights, which could have a material adverse effect on our business, financial condition, or operating results. In addition, policing unauthorized use of proprietary technology can be difficult and expensive.  Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of the proprietary rights of others.  We cannot assure you that the outcome of such potential litigation will be in our favor.  Such litigation may be costly and may divert management attention as well as expend our other resources away from our business.  An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects, and reputation.  In addition, we have no insurance coverage against litigation costs and would have to bear all costs arising from such litigation to the extent we are unable to recover them from other parties.  The occurrence of any of the foregoing could have a material adverse effect on our business, results of operations, and financial condition.

Implementation of China’s intellectual property-related laws has historically been lacking, primarily because of ambiguities in China’s laws and difficulties in enforcement.  Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries.

We may be exposed to infringement or misappropriation claims by third parties that, if determined adversely to us, could cause us to pay significant damage awards.

Our success also depends largely on our ability to use and develop our technology and know-how without infringing the intellectual property rights of third parties. The validity and scope of claims relating to solar power technology patents involve complex scientific, legal and factual questions, and analysis and, therefore, may be highly uncertain.  We may be subject to litigation involving claims of patent infringement or violation of intellectual property rights of third parties.  The defense and prosecution of intellectual property suits, patent opposition proceedings, and related legal and administrative proceedings can be both costly and time-consuming and may significantly divert the efforts and resources of our technical and management personnel.  An adverse determination in any such litigation or proceeding to which we may become a party could subject us to significant liability to third parties, require us to seek licenses from third parties, pay ongoing royalties, redesign our products, or subject us to injunctions prohibiting the manufacture and sale of our products or the use of our technologies.  Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase or use of our products until resolution of such litigation.

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

Problems with product quality or product performance may cause us to incur warranty expenses, damage our market reputation, and prevent us from achieving increased sales and market share.

We provide a limited warranty against defects in materials and workmanship under normal use and service conditions for up to 25 years following delivery to the owners of our PV solar modules.  We also warrant to the owners of our PV solar modules that PV solar modules installed in accordance with agreed-upon specifications will produce at least 90% of their power output rating during the first 10 years following their installation and at least 80% of their power output rating during the following 15 years.  In resolving claims under both the defects and power output warranties, we have the option of either repairing or replacing the covered PV solar module or, under the power output warranty, providing additional PV solar modules to remedy the power shortfall.  Our warranties are transferable when product remains installed in the original location.  As a result, we bear the risk of extensive warranty claims long after we sell our products and recognize revenues.  We estimate and record a warranty obligation in cost of revenue at the time revenue is recognized.  As we began selling PV solar modules only since 2008, none of our PV solar modules has been in use for more than two years.  Due to the short usage history of our products, we cannot assure you that our assumptions regarding the durability and reliability of our products are reasonable.  Our warranty provisions may be inadequate, and we may have to incur substantial expense to repair or replace defective products in the future.  Any increase in the defect rate of our products could cause us to increase the amount of our warranty reserves and have a correspondingly negative impact on our operating results.  Furthermore, widespread product failures may damage our market reputation, reduce our market share, and cause our sales to decline.

Risks Related to Corporate Governance and Common Stock

Our common stock is classified as a “penny stock” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00.  Our common stock will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

We are subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our Common Stock, which in all likelihood would make it difficult for our stockholders to sell their securities.

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•	the basis on which the broker or dealer made the suitability determination, and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.

Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market.  These additional sales practice and disclosure requirements could impede the sale of our common stock.  In addition, the liquidity for our common stock may decrease, with a corresponding decrease in the price of our common stock.  Our common stock is subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their common stock.

The market for penny stock has experienced numerous frauds and abuses which could 0adversely impact subscribers of our stock.

We believe that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•
wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

We believe that many of these abuses have occurred with respect to the promotion of low price stock companies that lacked experienced management, adequate financial resources, an adequate business plan and/or marketable and successful business or product.

Resale of our securities may be difficult because there may not be sufficient market activity to provide liquidity of our shares.

There is no assurance that the market for our shares will be maintained or that it will be sufficiently active or liquid to allow stockholders to easily dispose of their shares.

You may incur dilution in the future.

We may require additional funds to support our working capital requirements or for other purposes, and will seek to raise additional funds through public or private equity financing. Also, we may acquire other companies or finance strategic alliances by issuing equity.  Any capital raising transaction may result in additional dilution to our shareholders.

Our certificate of incorporation limits the liability of members of the Board of Directors.

Our certificate of incorporation limits the personal liability of our directors for monetary damages for breach of fiduciary duty as a director, subject to certain exceptions, to the fullest extent allowed. We are organized under Colorado law.  Accordingly, except in limited circumstances, our directors will not be liable to our stockholders for breach of their fiduciary duties.

Provisions of our certificate of incorporation, bylaws and Colorado corporate law have anti-takeover effects.

Some provisions in our certificate of incorporation and bylaws could delay or prevent a change in control of us, even if that change might be beneficial to our stockholders.  Our certificate of incorporation and bylaws contain provisions that might make acquiring control of us difficult, including provisions limiting rights to call special meetings of stockholders and regulating the ability of our stockholders to nominate directors for election at annual meetings of our stockholders.  In addition, our board of directors has the authority, without further approval of our stockholders, to issue common stock having such rights, preferences and privileges as the board of directors may determine.  Any such issuance of common stock could, under some circumstances, have the effect of delaying or preventing a change in control of us and might adversely affect the rights of holders of common stock.

In addition, we are subject to Colorado statutes regulating business combinations, takeovers and control share acquisitions, which might also hinder or delay a change in control of us. Anti-takeover provisions in our certificate of incorporation and bylaws, anti-takeover provisions that could be included in the common stock when issued and the Colorado statutes regulating business combinations, takeovers and control share acquisitions can depress the market price of our securities and can limit the stockholders’ ability to receive a premium on their shares by discouraging takeover and tender offer bids, even if such events could be viewed by our shareholders or others as beneficial transactions.

Our internal financial reporting procedures are still being developed.  During the fiscal year ending December 31, 2010, we will need to allocate significant resources to meet applicable internal financial reporting standards.

We have adopted disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we submit under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to management, including principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We are taking steps to develop and adopt appropriate disclosure controls and procedures.

These efforts require significant time and resources.  If we are unable to establish appropriate internal financial reporting controls and procedures, our reported financial information may be inaccurate and we will encounter difficulties in the audit or review of our consolidated financial statements by our independent registered public accounting firm, which in turn may have material adverse effects on our ability to prepare consolidated financial statements in accordance with generally accepted accounting principles in the United States of America and to comply with SEC reporting obligations.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes Oxley Act of 2002 could prevent us from producing reliable financial reports or identifying fraud. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our stock price.

We are subject to Section 404 of the Sarbanes-Oxley Act of 2002.  Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud, and a lack of effective controls could preclude us from accomplishing these critical functions.  We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, in connection with, Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5 (“AS 5”) which requires annual management assessments of the effectiveness of our internal controls over financial reporting.  Although we intend to augment our internal control procedures and expand our accounting staff, there is no guarantee that this effort will be adequate.

During the course of testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404 and AS5.  In addition, if we fail to maintain the adequacy of our internal accounting controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404.  Failure to achieve and maintain effective internal controls could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have an adverse effect on our stock price.

In March 2010, we became aware that we:

A)
had failed to recognize a bonus accrual that was earned in 2008. The error had an effect of on our previously issued consolidated financial statements for the year ended December 31, 2008 by over stating income and understating liabilities by $206,000.

B)
had failed to recognize a Warrant Derivative Liability we granted in 2008 in connection with our equity raise in May 2008 and June 2008 and the subsequent re-measurement of fair value of the warrants derivative, as required by FASB ASC Topic 815 (codification of Financial Accounting Standards Board (SFAS) 133 and Emerging Issues Task Force 00-19).  The error had the a significant effect on our previously issued consolidated financial statements for the year ended December 31, 2008, and for each of the quarters for the year ended December 31, 2009.

C)
 had failed to properly classify direct labor and overhead as cost of goods sold for the year ended December 31, 2008. We previously classified the direct labor and overhead as a component of selling, general and administrative expenses, a line item in the consolidated statements of operations of our previously issued consolidated financial statements, in the amount of $621,584.

As a result of identifying these errors, we concluded that accounting adjustments were necessary to correct the previously issued financial statements for the year ended December 31, 2008 and for each of the quarters for the year ended December 31, 2009.and that the reports we filed with the SEC that included the financial statements that reported the erroneous information for that periods should no longer be relied upon.  Accordingly, we have restated our financial statements for the year ended December 31, 2008 included with this Annual Report.

In July 2009, we became aware that we:

A)
 had failed to record a Goodwill related to our acquisition of Detron in October 2008. The error had an effect of on our previously issued consolidated financial statements for the year ended December 31, 2008 by over understating assets and liabilities by $285,000.

B)
had incorrectly recorded a gain on sale of subsidiary in accordance with FASB ASC Topic 205 “Presentation of Financial Statements”(codification of SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets). The error had an effect of on our previously issued consolidated financial statements for the year ended December 31, 2008 by overstating our gain on disposal of subsidiary by $245,000.

C)
had failed to record an income tax liability. The error had an effect of on our previously issued consolidated financial statements for the year ended December 31, 2008 by over overstating our net income and understating our income tax liability by $217,000.

As a result of identifying these errors, we concluded that accounting adjustments were necessary to correct the previously issued financial statements for the December 31, 2008 and that the reports we filed with the SEC that included the financial statements that reported the erroneous information for that period should no longer be relied upon.  We have restated our financial statements for the year ended December 31, 2008 in our filing of our amended Form 10-K filed on August 10, 2009.

Shareholders may have difficulty trading and obtaining quotations for our common stock.

Our common stock may not be actively traded, and the bid and ask prices for our common stock on the OTCBB may fluctuate widely.  As a result, shareholders may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities.  This severely limits the liquidity of the common stock, and would likely reduce the market price of our common stock and hamper our ability to raise additional capital.

The market price of our common stock may, and is likely to continue to be, highly volatile and subject to wide fluctuations.

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•
dilution caused by the issuance of additional shares of common stock and other forms of equity securities in connection with future capital financings to fund business operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

•	announcements of new acquisitions or other business initiatives by the Company’s competitors;
•	our ability to take advantage of new acquisitions or other business initiatives;
•	quarterly variations in our revenues and operating expenses;
•	changes in the valuation of similarly situated companies, both in our industry and in other industries;
•	changes in analysts’ estimates affecting us, our competitors and/or our industry;
•	changes in the accounting methods used in or otherwise affecting our industry;
•	additions and departures of key personnel;
•	announcements of technological innovations or new products available to our industry;
•	announcements by relevant governments pertaining to incentives for biodegradable product development programs;
•	fluctuations in interest rates and the availability of capital in the capital markets; and
•	significant sales of our common stock, including sales by the investors following registration of the shares of common stock issued in future offerings by us.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and/or our results of operations and financial condition.

Our operating results may fluctuate significantly, and these fluctuations may cause our stock price to decline.

Operating results will likely vary in the future primarily as the result of fluctuations in our revenues and operating expenses, expenses that we incur, and other factors.  If results of operations do not meet the expectations of current or potential investors, the price of our common stock may decline.

We do not anticipate paying any cash dividends.

We presently do not anticipate that we will pay any dividends on any of our capital stock in the foreseeable future.  The payment of dividends, if any, would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition.  The payment of any dividend is within the discretion of our Board of Directors.  We presently intend to retain all earnings, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends in the foreseeable future.

Risks Related to the Company’s Corporate Structure

The People’s Republic of China (“PRC”) laws and regulations governing our business and the validity of certain contractual arrangements are uncertain. If we are found to be in violation, we could be subject to sanctions which could result in significant disruptions to our operations and/or our ability to generate revenues.

There are substantial uncertainties regarding the interpretation and application of Chinese laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with our vendors and customers. We are considered a foreign person or foreign enterprise under Chinese law.  These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty.  The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

The Chinese government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance.  In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies.  We cannot predict the effect of the interpretation of existing or new Chinese laws or regulations on our business.  We cannot assure our shareholders that our current ownership and operating structure would not be found in violation of any current or future Chinese laws or regulations.  As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services.  Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

Risks Related to Doing Business in China

Governmental control of currency conversion may affect the value of your investment.

The Chinese government imposes controls on the convertibility of Renminbi (“RMB”) into foreign currencies and, in certain cases, the remittance of currency out of China.  We receive substantially all of our revenues in RMB.  Under our current structure, our cash receipts are primarily derived from cash transfers from our Chinese subsidiaries.  Shortages in the availability of foreign currency may restrict the ability of our Chinese subsidiaries and our affiliated entities to remit sufficient foreign currency to pay cash or other payments to us, or otherwise satisfy their foreign currency denominated obligations.  Under existing Chinese foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the Chinese State Administration of Foreign Exchange by complying with certain procedural requirements.  However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.  The Chinese government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders, including holders of our common stock.

Fluctuation in the value of the RMB may have a material adverse effect on your investment.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions.  On July 21, 2005, the Chinese government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies.  While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the Chinese government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.  Our revenues and costs are denominated in RMB.  An appreciation of RMB against the U.S. dollar would also result in foreign currency translation losses for financial reporting purposes when we translate our RMB denominated financial assets into U.S. Dollars, as the U.S. Dollar is our reporting currency.

It will be difficult for any our shareholders to commence a legal action against our executives.  Enforcing judgments won against them or the Company will be difficult.

Some of our management reside outside of the United States. As a result, it will be difficult, if not impossible, to acquire jurisdiction over those persons in a lawsuit against any of them, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws.  Because the majority of our assets are located in the PRC, it would also be extremely difficult to access those assets to satisfy an award entered against us in United States court. Moreover, we have been advised that the PRC does not have treaties with the United States providing for the reciprocal recognition and enforcement of judgments of courts.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations in the PRC that became effective on September 8, 2006.

On August 8, 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission or CSRC, promulgated the Regulation on Mergers and Acquisitions (“M&A”) of Domestic Companies by Foreign Investors, which became effective on September 8, 2006.  This new regulation, among other things, governs the approval process by which a PRC company may participate in an acquisition of assets or equity interests.  Depending on the structure of the transaction, the new regulation will require the PRC parties to make a series of applications and supplemental applications to the government agencies.  In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer that are designed to allow the government to assess the transaction.  Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies.  Compliance with the new regulations is likely to be more time consuming and expensive than in the past, and the government can now exert more control over the combination of two businesses.  Accordingly, due to the new regulation, our ability to engage in business combination transactions has become significantly more complicated, time consuming, and expensive, and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction.

Additionally, we may seek to structure transactions in a manner that avoids the need to make applications or a series of applications with Chinese regulatory authorities under these new M&A regulations.  If we fail to effectively structure an acquisition in a manner that avoids the need for such applications or if the Chinese government interprets the requirements of the new M&A regulations in a manner different from our understanding of such regulations, then acquisitions that we have effected may be unwound or subject to rescission.  Also, if the Chinese government determines that our structure of any of our acquisitions does not comply with these new regulations, then we may also be subject to fines and penalties.

Chinese regulations relating to the establishment of offshore special purpose companies by Chinese residents, if applied to us, may subject the Chinese resident shareholders of us or our parent company to personal liability and limit our ability to acquire.  Chinese companies or to inject capital into our Chinese subsidiary, limit our Chinese subsidiary's ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005 the State Administration of Foreign Exchange (“SAFE”) issued a public notice, the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, or the SAFE notice, which requires PRC residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of China, referred to as an "offshore special purpose company," for the purpose of overseas equity financing involving onshore assets or equity interests held by them.  In addition any Chinese resident that is the shareholder of an offshore special purpose company is required to amend its SAFE registration with the local SAFE branch with respect to that offshore special purpose company in connection with any increase or decrease of capital transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China.  Moreover, if the offshore special purpose company was established and owned the onshore assets or equity interests before the implementation date of the SAFE notice, a retroactive SAFE registration is required to have been completed before March 31, 2006.  If any Chinese shareholder of any offshore special purpose company fails to make the required SAFE registration and amendment, the Chinese subsidiaries of that offshore special purpose company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore special purpose company.  Moreover, failure to comply with the SAFE registration and amendment requirements described above could result in liability under Chinese laws for evasion of applicable foreign exchange restrictions. After the SAFE notice, an implementation rule on the SAFE notice was issued on May 29, 2007 which provides for implementation guidance and supplements the procedures as provided in the SAFE notice.

Due to lack of official interpretation of SAFE notice and implementation rules, some of the terms and provisions in the SAFE remain unclear and implementation by central SAFE and local SAFE branches of the SAFE notice has been inconsistent since its adoption.  Based on the advice of our Chinese counsel and after consultation with relevant SAFE officials, we believe the PRC resident shareholders of our parent company, Worldwide Energy & Manufacturing USA, Inc., were required to complete their respective SAFE registrations pursuant to the SAFE notice.  Moreover, because of uncertainty over how the SAFE notice and its implementation rules will be interpreted and implemented, and how or whether SAFE notice and implementation rules will apply it to us, we cannot predict how it will affect our business operations or future strategies.  For example our present and prospective Chinese subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with the SAFE notice by our or our parent company's Chinese resident beneficial holders.  In addition, such Chinese residents may not always complete the necessary registration procedures required by the SAFE notice.  We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures.  A failure by our or our parent company's Chinese resident beneficial holders or future Chinese resident shareholders to comply with the SAFE notice, if SAFE requires it, could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiary's ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

Our manufacturing facilities are located in China and are subject to Chinese regulation.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some changes that could have this effect are: (i) level of government involvement in the economy; (ii) control of foreign exchange; (iii) methods of allocating resources; (iv) balance of payment positions; (v) international trade restrictions; and (vi) international conflict.

We depend upon governmental laws and regulations that may be changed in ways that will harm our business.

Our business and products are subject to government regulations. Changes in the laws or regulations in China that govern or apply to our operations could have a materially adverse effect on our business.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

China only recently has permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

The Chinese legal system may have inherent uncertainties that could materially and adversely impact our ability to enforce the agreements governing our operations.

We are subject to oversight at the provincial and local levels of government. Our operations and prospects would be materially and adversely affected by the failure of the local government to honor our agreements or an adverse change in the laws governing them. In the event of a dispute, enforcement of these agreements could be difficult in China. China tends to issue legislation, which is followed by implementing regulations, interpretations and guidelines that can render immediate compliance difficult. Similarly, on occasion, conflicts arise between national legislation and implementation by the provinces that take time to reconcile. These factors can present difficulties in our ability to achieve compliance. Unlike the United States, China has a civil law system based on written statutes in which judicial decisions have limited precedential value. The Chinese government has enacted laws and regulations to deal with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, our experience in interpreting and enforcing our rights under these laws and regulations is limited, and our future ability to enforce commercial claims or to resolve commercial disputes in China is therefore unpredictable. These matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces and factors unrelated to the legal merits of a particular matter or dispute may influence their determination.

National, provincial and local governments have established many regulations governing our business operations.

We are also subject to numerous national, provincial and local governmental regulations, including environmental, labor, waste management, and health and safety matters. We are subject to laws and regulations governing our relationship with our employees including: wage requirements, limitations on hours worked, working and safety conditions, citizenship requirements, work permits and travel restrictions. These local labor laws and regulations may require substantial resources for compliance. We are subject to significant government regulation with regard to property ownership and use in connection with our facilities in the PRC, import restrictions, currency restrictions and restrictions on the volume of domestic sales and other areas of regulation. These regulations can limit our ability to react to market pressures in a timely or effective way, thus causing us to lose business or miss opportunities to expand our business.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as 2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, which could harm the market for our products and adversely affect our operations and business.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties
On June 1, 2008, we entered into a 61-month lease for 9,680 square feet of office/ warehouse space located at 408 N. Canal Street, South San Francisco, California.  The rent per month is $10,672 with rent increasing three percent each year. The rent for 2009 was $124,102, and the lease expires on May 31, 2013.  On May 1, 2007, Shanghai Intech, our quality control division, entered into a three-year lease expiring April 30, 2010 for $6,864 per month.  The total square feet for Intech's operations is 13,165. Shanghai Intech Detron pays rent of $11,034 per month, which includes 19,375 square feet.  The lease expires December 31, 2013.  In addition, we lease a 129,167 square foot facility in Ningbo, China.  The lease term is from July 18, 2008 to July 17, 2013.  This facility houses the production operations and R&D center for our solar division.  The rent is $19,593 per month; the first three months were free.

The following is a tabular description of our lease obligations:

Company	Lease Term	Square Feet	Monthly Rent	2009 rent	Expected 2010 rent
Worldwide (California headquarters warehouse)	June 1, 2008 to May 31, 2013	9,680	$10,672 (increase of 3% per year)	$124,102	$127,826
Shanghai Intech Electro-Mechanical Products Co., Ltd.	May 1, 2007 to April 30, 2010	13,165	$6,864	$82,368	$27,456
Shanghai Intech-Detron Electric and Electronic Company Limited	January 1, 2008 to December 31, 2013	19,375	$11,034	$132,408	$132,408
Ningbo Solar Factory	July 18, 2008 to July 17, 2013	129,167	$19,593	$235,116	$235,116

Item 3. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of its operations in the normal course of business. Any of these claims could subject us to costly litigation and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our results of operations and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business. As of April15, 2010, we are not a party to, or threatened by, any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position, except as disclosed herein.

In September 2007, we commenced proceedings against Changchun Intech Gas Co. for repayment of a prior investment by the Company of $185,400.  Judgment was granted in favor of WEMU and the decision was upheld on appeal.

Item 4.  Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           Market Information

Our stock is quoted on the OTC Bulletin Board under the symbol “WEMU.”  We began trading on June 1, 2004.  The stock symbol was changed on February 25, 2008 as a result of a name change from Worldwide Manufacturing USA, Inc. (ticker “WMFG”) to Worldwide Energy and Manufacturing USA, Inc.  There are 5,642,567 shares outstanding.  The below table provides the average low and high bid and ask prices of our common stock for each quarterly period during the last two years.

	Year ended December 31, 2010

	Ask	Bid
First Quarter	$7.22	$4.60

	Year ended December 31, 2009

	Ask	Bid
First Quarter	$4.45	$2.61
Second Quarter	$5.60	$2.85
Third Quarter	$7.50	$2.05
Fourth Quarter	$5.94	$3.05

	Year ended December 31, 2008

	Ask	Bid
First Quarter	$10.01	$8.00
Second Quarter	$9.15	$6.50
Third Quarter	$8.00	$6.00
Fourth Quarter	$7.00	$3.25

(b)	Stockholders of Record

The number of beneficial holders of record of our common stock as of the close of business on April 12, 2010 was 128.  Many of the shares of our common stock are held in "street name" and consequently reflect numerous additional beneficial owners.

(c)           Dividends

The Company declared a $20,309 dividend ($0.01 per share) on April 25, 2007, which was paid in the second quarter of 2007.

We do not expect to pay cash dividends in the next term.  We intend to retain future earnings, if any, to provide funds for operation of our business.

(d)           Equity Compensation Plans

We established a stock option plan for our employees on April 1, 2004 in order to attract and retain qualified employees on our behalf, as well as provide employees with an opportunity to participate in our growth.  We granted 200,000 shares at a purchase price of $6.00 per share based on the market price of the shares on the date of grant.  The options fully vested on the date of grant and have a ten year expiration.  To date, no option shares have been exercised under this plan.  As of March 31, 2010, 96,217 option shares remain outstanding.

Recent Sales of Unregistered Securities

On December 31, 2009, pursuant to a resolution approved by the Company’s Board of Directors, the Company issued a total of 40,000 shares of the Company’s restricted common stock to two employees of the Company.  The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

On June 23, 2009, the Company issued a total of 12,100 restricted shares for services consisting of 1) 5,000 shares being issued to its outside independent Board of Directors, 2) 4,000 shares being issued for legal services and 3,100 shares being issued to employees in China.  The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

On March 20, 2009, the Company issued 8,000 shares of its common stock in exchange for one unit of JK Advisors Fund LLC, which was distributed to the shareholders of the fund.  On June 23, 2009 the Company and JK advisors mutually agreed to cancel the transaction with no penalties or fees for either party.

On March 6, 2009, the Company issued 120,000 restricted shares of its common stock to consultants for consulting services to be performed during 2009.  The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

On October 1, 2009, the Company issued 10,000 restricted shares to a consultant (based on a discounted fair market value on the date of grant), for consulting services to performed during the three month period ending December 31, 2009.

On January 2, 2009, a consultant returned 4,000 shares to the Company for the work that was not performed.  The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

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

In February of 2008, Worldwide established a solar division that focuses on photovoltaic module technology under the brand name of “AmeriSolar.”  On February 25, 2008, the Company changed its name from Worldwide Manufacturing USA, Inc. to Worldwide Energy and Manufacturing USA, Inc. in order to reflect its expansion into the solar energy industry. The Company issued 300,000 restricted shares for the AmeriSolar brand name. This division generated $47,752,533 and $30,999,962 in sales for years ended December 31, 2009 and 2008, respectively.

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

Item 6.  Selected Financial Data

Because we are a smaller reporting company, this Item 6. is not applicable.

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

Overview

Worldwide Energy and Manufacturing USA, Inc. (“Worldwide” or “the Company”) is an international manufacturing and engineering firm, concentrating on PV solar modules and contract manufacturing services, using multiple factories in China.  We service customers primarily in Europe, South Korea for our solar modules and United States-based companies for their outsource of smaller and scale production orders for offshore production in China.  From our inception in 1993 until 2005, we were strictly an intermediary or “middle man,” working with our customers and our subcontractors to assure that our customers received high quality components on a timely basis that fulfilled their specific needs.  While we still subcontract a significant portion of our business, since 2005, we have begun the transition to becoming a direct contract manufacturer, operating several of our own factories.  Recently, we announced the opening of two additional factories, allowing us to become a direct manufacturer for solar modules and for power supply units as described below:

In February of 2008, we established a solar division that focuses on photovoltaic module technology under the brand name of “AmeriSolar.”  On February 4, 2008, we changed our name from Worldwide Manufacturing USA, Inc. to Worldwide Energy and Manufacturing USA, Inc. in order to reflect our expansion into the solar energy industry.  We issued 300,000 restricted shares for the AmeriSolar brand name.  We then leased a 129,167 square foot facility in Ningbo, China.  The lease term is from July 18, 2008 to July 17, 2013.  This facility houses the production operations and R&D center for our solar division.  This factory has the capability of producing 60MW in solar modules per year, which translates into approximately $114 million in revenues at full capacity, based on current prices.  By opening this factory we hope to increase gross and net margins in our solar division.  Furthermore, it will help us through the R&D department to continue to improve, develop and enhance our solar modules. We will continue to explore opportunities as well as expand our solar sales and distribution globally. We currently sell our solar modules in Europe and South Korea.  Our research shows that there is an abundance of solar rebate programs paid by Federal, State, and Local governments for both the commercial and residential markets globally.  We feel we are well positioned to sell our modules to large institutions in the U.S. This division generated $47,752,533 and $30,999,962 in sales for years ended December 31, 2009 and 2008, respectively.

On October 14, 2008, we completed the acquisition of 55% of Shanghai De Hong Electric and Electronic Company Limited (“De Hong”) through acquiring 55% of the outstanding capital stock of De Hong, a China corporation, through our wholly owned subsidiary Intech Electro- Mechanical Products Co., Ltd., a Chinese corporation (“Intech”).  We funded the acquisition with the sale of 1,055,103 shares of our common stock, or $4,747,970 on June 23, 2008 and an additional sale of 56,007 shares of common stock, $252,027 on July 24, 2008.  Shanghai De Hong Electric and Electronic Company is the holding company for the operating subsidiary Shanghai Intech-Detron Electronic Co. (“Detron”).  We hold 55% control of the operating subsidiary Shanghai Intech-Detron Electric and Electronic Company Limited (“Detron”).  Detron is a power supply factory in Shanghai, China with design and R & D capabilities.  Under the terms of the purchase agreement dated February 3, 2008, we paid cash consideration of $1,022,700 for a 55% interest in De Hong.  Intech paid the first installment of $714,286 on behalf of us in September, 2008.  On March 31, 2009, we paid $308,414 for the second installment, such that the total consideration of the investment is $1,022,700.

Detron’s revenues were approximately $5.8 and $6.2 million for the twelve months ended December 31, 2009 and December 31, 2008, and respectively.

On August 15, 2008, we formed a new company called Nantong Ningbo Solar Factory (“Ningbo Solar”), which is the solar energy research and development manufacturer.  We established a factory to provide installation services to different solar projects.  We also act as agent to import or export the products and services overseas.

On November 10, 2008 we announced the establishment of a new solar module production and R&D facility.  We leased a 128,000-square-foot facility in Ningbo, China.  This facility houses our research center and part of our photovoltaic (PV) manufacturing operations.  We believe the establishment of this facility will help to improve margins for our solar modules.  We will focus our efforts on the solar module industry both at present as well as in the future.  The trend for the future for us will be to continue to expand and seek opportunities to increase market share in the solar module industry.

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

Our management has carefully considered these factors and during 2004 made the strategic decision to move us away from our historical complete reliance on subcontractors.  The future trend of these decisions is to control our entire production process and improve profit margins.  At the beginning of 2005 we did not own any of our own factories and used as our suppliers of materials and labor approximately 100 factories in China, mostly in Shanghai or the surrounding area.  Since 2005 we have acquired an electronics factory, and acquired a die-casting and machining factory through the leasing of an existing facility from a former vendor.  Then we made an initial investment of approximately $500,000 to upgrade the equipment and manufacturing buildings.  We also recently announced the acquisition of a power supply company with designing and R&D capabilities and the establishment of a solar module factory on November 10, 2008.  In these transactions we acquired assets, the expertise of the employees, the managers of the factories, and a portion of the existing customers of those factories with the exception of the solar module factory which we established on our own.  As a result, as of November 10, 2008, we own and operate four factories that we now use for the manufacture of certain product lines that we historically had to subcontract, and we are using the services of approximately 40 subcontractors to manufacture those product lines for which we do not have our own manufacturing capabilities.

The establishment of these factories, including asset purchases and factory upgrades, was funded by three separate sources. The earlier acquisitions of the die cast and electronic factory primarily was financed by loans from Jimmy and Mindy Wang, our principal stockholders and executive officers, as well as increased lines of credit.  Our credit line increased to $3,025,000 with Bank of the West from a $2,250,000 line with Wells Fargo during 2008.  The Company was not in compliance with its related loan covenants at December 31, 2009.  The power supply company and the establishment of the new solar module factory were funded by two equity transactions dated June 23 and July 24, 2008 where we raised approximately $5,000,000.  In the future, we expect to continue to acquire or newly-establish factories that will give us the capability to manufacture those product lines our management believes are the most profitable.

With the continuing transition into direct manufacturing and the renewable energy field, we expect to continue to increase sales outside the United States, and in particular, increase the number of customers in China, other Asian markets and Europe. Our costs to establish and improve these factories will increase along with sales and profits.

Through the development of our product mix, which consists of solar modules, casting, machining and stamping, electronics and fiber optics products lines, our business has become more diverse. In the past, foundry and machining and stamping accounted for more than 90% of our business.  This percentage has decreased since forming our own factories along with our new energy division which now represents approximately 78% and 68% of our sales volume for the years ending December 31, 2009 and December 31, 2008, respectively.  With greater market penetration, and the market expanding, the solar content of our overall business is expected to increase.

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

Restatements

In March 2010, we became aware that we:

A)
had failed to recognize a bonus accrual that was earned in 2008. The error had an effect of on our previously issued consolidated financial statements for the year ended December 31, 2008 by over stating income and understating liabilities by $206,000.

B)
had failed to recognize a Warrant Derivative Liability we granted in 2008 in connection with our equity raise in May 2008 and June 2008 and the subsequent re-measurement of fair value of the warrants derivative, as required by FASB ASC Topic 815 (codification of Financial Accounting Standards Board (SFAS) 133 and Emerging Issues Task Force 00-19).  The error had the a significant effect on our previously issued consolidated financial statements for the year ended December 31, 2008, and for each of the quarters for the year ended December 31, 2009.

C)
 had failed to properly classify direct labor and overhead as cost of goods sold for the year ended December 31, 2008. We previously classified the direct labor and overhead as a component of selling, general and administrative expenses, a line item in the consolidated statements of operations of our previously issued consolidated financial statements, in the amount of $621,584.

As a result of identifying these errors, we concluded that accounting adjustments were necessary to correct the previously issued financial statements for the year ended December 31, 2008 and for each of the quarters for the year ended December 31, 2009.and that the reports we filed with the SEC that included the financial statements that reported the erroneous information for that periods should no longer be relied upon.  Accordingly, we have restated our financial statements for the year ended December 31, 2008 included with this Annual Report.

In July 2009, we became aware that we:

A)
 had failed to record a Goodwill related to our acquisition of Detron in October 2008. The error had an effect of on our previously issued consolidated financial statements for the year ended December 31, 2008 by understating assets and liabilities by $285,000.

B)
had incorrectly recorded a gain on sale of subsidiary in accordance with FASB ASC Topic 205 “Presentation of Financial Statements”(codification of SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets). The error had an effect on our previously issued consolidated financial statements for the year ended December 31, 2008 by overstating our gain on disposal of subsidiary by $245,000.

C)
had failed to record an income tax liability. The error had an effect of on our previously issued consolidated financial statements for the year ended December 31, 2008 by over overstating our net income and understating our income tax liability by $217,000.

As a result of identifying these errors, we concluded that accounting adjustments were necessary to correct the previously issued financial statements for the December 31, 2008 and that the reports we filed with the SEC that included the financial statements that reported the erroneous information for that period should no longer be relied upon.  We have restated our financial statements for the year ended December 31, 2008 in our filing of our amended Form 10-K filed on August 10, 2009.

Results of Operations

Revenues – Revenues increased by $16,298,295 or 35.5% from $45,913,957 for the year ended December 31, 2008 to $62,212,252 for the year ended December 31, 2009.  The revenues from solar module sales were $47,752,533 for the year ended December 31, 2009 compared to $30,999,962 in the same period of 2008.  This represents an increase of $16,752,571 in revenue for our Solar Division or approximately 54.0%.  The revenues for Contract Manufacturing for the year ended December 31, 2009 were $14,459,719 compared to $14,913,995 in the same period of 2008, a decrease of $454,276 or 3.0%.  This increase in Solar Sales is due to the continued market penetration of our Amerisolar brand of PV Solar modules.  The decrease in sales for our Contract Manufacturing division is not only due to the overall lower volume/consumption by our customers due to the current global economic conditions, but also due to some limited price concessions that had to be made at some accounts.  We do not expect any significant price concessions in 2010 for Contract Manufacturing.  The Company continues to focus on the sales and marketing of its solar modules by establishing sales teams in China, United States and European countries.  Solar module revenues comprise approximately 76.8% of the Company's gross sales for the year ending December 31, 2009 compared to 67.5% in the same period of 2008.

Cost of Sales - Cost of goods sold increased by $13,445,613 or 33.3% from $40,367,870 for the year ended December 31, 2008 to $53,813,483 for the year ended December 31, 2009.  The increase was primarily due to the increased sales of the Solar Division.  The cost of goods for solar modules for the year ending December 31, 2009 was $43,030,254 compared to $29,283,144 for the same period in 2008.  The increase of $13,747,110 reflects the increase in solar module sales offset partially by the reduced material costs associated with solar module production.  The costs of goods sold for Contract Manufacturing was $10,783,229 for the year ending December 31, 2009 compared to cost of goods sold of $11,084,726, a $301,497 reduction, due to lower sales volume and aggressive cost reduction measures such as, headcount reductions and cost concessions from our supplier base, coming to fruition.

Gross Profit - Gross profit increased by $2,852,682, or 51.4% from $5,546,087 for the year ending December 31, 2008 to $8,398,769 for the year ending December 31, 2009.  The gross profit from solar module sales was $4,722,279 for the year ended December 31, 2009 compared to $1,716,818 in the same period of 2008.  This represents an increase of $3,005,461 in gross profit for the division or approximately 175.1% and is due to the increased number of units shipped as well as the lower material costs associated with the crystalline silicon material for module production due to the worldwide recession.  As stated before, the PV Solar Module market as experienced market dynamics and significant price pressures throughout the whole supply chain, affecting us on both the sales and cost side of the division.  The gross profit for Contract Manufacturing for the year ended December 31, 2009 was $3,676,490 compared to $3,829,269 in the same period of 2008, a decrease of $152,779 or 4.0% and is due to lower sales volume for the division.

Gross Margin - The gross margin was 13.5% for the year ending December 31, 2009 compared to 12.1% in the same period in 2008.  The gross margin for our Solar Division for the year ending December 30, 2009 was approximately 9.9% compared to 5.5% for the same period in 2008.  This increase is primarily due to the increased sales base, the before mentioned cost reductions brought about by the market dynamics, and the utilization of our own manufacturing facility for certain module production.  The gross margin for contract manufacturing for the year ending December 31, 2009 was 25.4% compared to 25.7%, essentially flat year over year as the division managed through tough negotiations with several of our major customers as they attempted to reduce their material costs.  As concessions were made on price, corresponding negotiations were conducted on our supply side with very little impact to gross margin.

Operating Expenses – Selling, general and administration expenses for the year ended December 31, 2009, totaled $5,560,615 compared to $3,417,482 in the same period in 2008, an increase of $2,143,133 or approximately 62.7%.  Sales, general and administration expenses were $3,815,800 for the year ending December 31, 2009 compared to $1,180,862 in the same period in 2008 an increase of $2,634,938 or 223.1% for our Solar Module division, reflective of the increased sales expenses for sales salaries and commissions on increased sales volume and expenses associated with adding administrative infrastructure, primarily headcount, for our current and anticipated sales growth.  Sales, general and administration expenses for the year ended December 31, 2009 for our Contract Manufacturing division was $1,744,815 compared to $2,236,620 in the same period of 2008.  The decrease of $491,805 or 22.0% is primarily due to cost reduction measures, such as, reduced headcount in the divisions to flex to the slightly reduced sales level.

For the year ending December 31, 2009 there was stock based compensation of $384,720 compared to $128,597 for stock based compensation in 2008.  Further the Company had depreciation expense of $502,488 in the year ending December 31, 2009 compared to $122,923 in the same period of 2008, due to the greater amount of depreciable assets owned by the Company.

Net Income Before Income Taxes - Income before tax for the year ending December 31, 2009 was $780,256 compared to a net income before tax of $4,179,142 for the year ended December 31, 2008.  The decrease of $3,398,886 or approximately 81.3% is primarily due to the change in the warrant derivative liability of $1,946,141 and the higher gross profit driven by our material cost reductions.

We do not anticipate significant increases in sales, general and administration expenses other than those directly attributed to increases in sales such as marketing and sales commissions and our compliance costs as we implement the requirements of Sarbanes Oxley..

Liquidity and Capital Resources

General – Overall, we had an increase in cash flows of $4,008,498 in the year 2009 resulting from $4,961,546 of cash provided by operating activities, cash provided by financing activities of $2,032,068, offset partially by cash used by investing activities of $2,899,153.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Year ended December 31,
	2009	2008

Cash at beginning of period	$5,092,476	$2,111,825
Net cash provided by operating activities	4,961,546	2,682,044
Net cash used by investing activities	(2,899,153)	(2,811,318)
Net cash provided by financing activities	2,032,068	3,169,596
Effect of exchange rate changes on cash	(5,963)	(59,671)
Cash at end of period	$9,614,254	$5,092,476

In 2009, our credit line was increased by approximately $775,000 from a line of credit in the amount of $2.25 million with Wells Fargo Bank to $3.025 million, as a result of securing two new credit lines with Bank of the West, one for $2,000,000 and the other for $1,025,000.  The credit line with Wells Fargo Bank was subsequently closed.  These revolving lines of credit are secured by our assets and guaranteed by certain of our officers.  The maturity dates of these two credit lines are May 20, 2010 and June 1, 2011, respectively.  The balance outstanding on the first line of credit as of December 31, 2009 is $2,000,000, and $0 is available for use. Additionally, the second line of credit has a balance outstanding of $679,167 and $345,833 is available for use as of December 31, 2009.

The Company was not in compliance with its bank covenants at December 31, 2009.  As a result, the entire balance has been reclassified to a current liability.  The Company has the funds to repay this loan if necessary.

Cash Flows from Operating Activities – For the year ending December 31 2009, net cash provided by operations was $4,961,546 compared to net cash provided by operations of $2,682,044 for the year ending December 31, 2008.  The increase in net cash provided by operations was primarily due to the change in the warrant derivative liability of $1,140,230 and the changes in operating assets and liabilities of $2,221,277 primarily due to increases in accounts payable of $10,769,294, and accrued expense and acquisition cost payable of $1,608,727, offset primarily by the decreases of $7,688,782 in accounts receivable, $869,050 in inventories, and a net loss of $172,744 for the year ended December 31, 2009.

Cash Flows from Investing Activities – Net cash used by investing was $2,899,153 in the year ending December 31, 2009, compared to net cash used of $2,811,318 in the same period of 2008.  The decrease net cash used by investing activities was primarily due to capital expenditures of $2,116,197, increases in deposits to restricted accounts of $2,456,040, offset primarily by deposits paid for contracts in process of $1,673,084.

Cash Flows from Financing Activities – Net cash flows provided by financing activities in the year ending December 31, 2009 was $2,032,068 compared to $3,169,596 in 2008.  The decrease in net cash provided by financing activities was primarily due to proceeds from line of credit of $2,000,000, loan from related parties of $400,000, offset primarily by repayments of bank loans of $257,908 and repayments of loan payable to shareholder of $60,024.

As we continue to grow our Solar division, we must follow industry trends in regards to extended payment terms to our customers.  Typically these market conditions affect the whole supply chain and as extended terms are offered to consumers, favorable terms can be negotiated with the supplier base.  Our current cash position allows flexibility to accommodate these market conditions.

Financing – We believe our current working capital position, together with our expected future cash flows from operations will be adequate to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for at least the next twelve months.  However, this belief is based upon many assumptions and is subject to numerous risks (see “Risk Factors”), and there can be no assurance that we will not require additional funding in the future.

Except for the aforementioned capital expenditures, we have no present agreements or commitments with respect to any material acquisitions of other businesses, products, product rights or technologies or any other material capital expenditures.  However, we will continue to evaluate acquisitions of and/or investments in products, technologies, capital equipment or improvements or companies that complement our business and may make such acquisitions and/or investments in the future.  Accordingly, we may need to obtain additional sources of capital in the future to finance any such acquisitions and/or investments.  We may not be able to obtain such financing on commercially reasonable terms, if at all.  Due to the ongoing global economic crisis, we believe it may be difficult to obtain additional financing if needed.  Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

Note Payable – On September 28, 2009, the Company borrowed $400,000 from an employee of the Company for working capital purposes.  The note provides for the Company to make a lump sum payment on September 27, 2010, including interest at an annual rate of 4.25%. The borrowing plus interest was repaid on February 9, 2010.

Equity Financing –The Company raised approximately, $4.7 million on June 23, 2008 and an additional $252,027 on July 24, 2008 for gross proceeds of approximately $5 million, or net proceeds of $4,650,139 after offering expenses.  The Company issued 1,111,109 restricted common shares along with warrants to purchase an additional 1,111,109 shares with 722,221 warrants having an exercise price of $7.00 and 388,888 of those warrants having an excise price of $9.00.  These funds were used to expand our energy division through the establishment of a new solar module factory announced on November 10, 2008 along the acquisition of a power supply Company with design and R&D capabilities.  Additionally, these funds will be used to provide additional working capital for the solar module factory to purchase raw materials and to expand the solar module business segment.  However, certain contingencies are associated with this sale:

If (a) the Company fails to report at least $2,500,000 in EBITDA less noncash expenditures for the fiscal year ending December 31, 2009, as disclosed in the Company’s Form 10-K for the fiscal year ending December 31, 2009 (“2009 Milestone”), the date of disclosure of such 2009 Milestone (“2009 Milestone Date”) and such 10-K, and (b) if the average of the ten closing prices for each of the ten trading days immediately following the 2009 Milestone Date is less than the lesser of the Per Share Purchase Price and the 2008 Milestone Price, which is$4.50 (“2009 Milestone Price”), then, within 13 Trading Days of the 2009 Milestone Date, the Company shall issue to each Purchaser a number of shares of Common Stock equal to the difference between (i) the number of shares of Common Stock issued to such Purchaser on the Closing Date along with any 2008 Milestone Shares issued pursuant to the 2008 Milestone Date, and (ii) the number of shares of Common Stock that would otherwise have been issuable to such Purchaser on the closing date if the Per Share Purchase Price was equal to the 2009 Milestone Price (“2009 Milestone Shares”).  In addition, Jimmy and Mindy Wang have deposited 1,620,954 shares of common stock into an escrow account.  Should a contingency arise, the contingency would be first satisfied by shares issued from the Company and should the Company not have sufficient shares available, the Wang shares would be forfeited to help satisfy the contingency.  The Wang shares are considered to be secondary and not primary consideration in satisfying any potential contingency.  As of December 31, 2009, there are no indications that the milestones have not been met.

On January 26, 2010, we entered in a securities purchase agreement with certain accredited investors pursuant to which we issued and sold 1,777,777 of our common stock and warrants to purchase an aggregate of 1,777,777 shares of our common stock for an aggregate purchase price of $8,000,000.  Ladenburg Thalmann & Co., LLC acted as the lead placement agent on the private placement.

On February 9, 2010, we entered into an amendment agreement with approximately 74% of such accredited investors to amend the transaction documents to increase the maximum amount of securities sold to $9,000,000.  On February 9, 2010, we entered into a second securities purchase agreement with certain accredited investors pursuant to which we issued and sold 193,179 shares of our common stock for an aggregate purchase price of $869,307.

The warrants are exercisable for a term of five years at an exercise price of $5.65 per share.  The warrants also contain anti-dilution provisions, including but not limited to, if we issue shares of our common stock at less than the then existing conversion price, the conversion price of the warrants will automatically be reduced to such lower price and the number of shares to be issued upon exercise will be proportionately increased.  The warrants contain limitations on exercise, including the limitation that the holders may not convert their warrants to the extent that upon exercise the holder, together with our affiliates, would own in excess of 4.9% of the Company’s outstanding shares of common stock.

In addition, Ladenburg Thalmann & Co., LLC acted as the lead placement agent on the private placement and received warrants to purchase 108,657 shares of common stock at an exercise price of $6.75 (based on 150% of the per share equivalent of $4.50 in the transaction).  The warrants vest immediately and have a five year term.

Additionally, as further consideration for the transaction, we, along with the investors, entered into a make good escrow agreement with certain of our insiders who along with the Company will place an aggregate of 1,970,956 shares, that are already issued and outstanding, of our common stock into escrow, to be distributed if certain financial milestones of the Company are not met.  Pursuant to the terms of the make good escrow agreement, if the Adjusted EBIDTA reported in our 2010 Annual Report is less than $4,000,000, then the investors shall be entitled to receive on a “pro rata” basis, determined by dividing each investor’s investment amount by the aggregate of all investment amounts delivered to us by the investors, for no consideration other than their part of their respective investment amount at closing, some or all of the escrow shares determined according to the following formula:

E	Minus	C
((A / B) X D)

For the purposes of the foregoing formula:
A = 2010 Adjusted EBITDA
B = 2010 EBITDA Milestone
C = Total number of shares issued to the selling stockholders
D = 4.50
E = Total Investment Amount

Capital Expenditures

During 2009, we had capital expenditures of approximately $2,116,000 consisting of approximately $1,605,000 in our Solar operation consisting primarily of $415,000 for land, $590,000 of leasehold improvements, and $600,000 for vehicles and equipment.  In our Contract Manufacturing operation, we had capital expenditures of approx $511,000 representing $311,000 for machinery, $140,000 for leasehold improvements, and $60,000 for equipment.

We expect to have a total of approximately $2,900,000 of capital expenditures in 2010 primarily $2,500,000 for the opening of our new Nantong China facility and $400,000 for continued expansion of our business.

Subsidiaries

We have four subsidiaries that offer different products and services.  They are managed separately because each business requires differently technology and/or market strategies.

The four subsidiaries are: Shanghai Intech Electro-Mechanical Products Co., Ltd. (“Intech”), Shanghai Intech Precision Mechanical Products Ltd. (“Precision”); Shanghai Intech-Detron Electric and Electronic Company Limited, (“Detron”), and Ningbo Solar Factory (“Ningbo”).

Intech is the quality assurance arm and engineering division and produces various types of electrical components and assemblies.  Precision manufactures die-casting and machined parts for the automotive, telecommunications and home supply industries.  Detron produces power supply units and has research and development capabilities, and Ningbo produces solar modules whose customers are primarily in Europe and South Korea.

Inflation

Management believes that inflation has not had a material effect on our results of operations.

Plan of Operation

Our strategic direction and emphasis for growth resides in the renewable energy industry, specifically the Photovoltaic Solar sector.  The value chain supporting this industry is simply described with the following steps or stages:
1.	Crystalline silicon purification,
2.	Silicon Ingot production,
3.	Wafer processing,
4.	Solar Cell production,
5.	PV Module production,
6.	Distribution,
7.	System Integration,
8.	System operation/ownership.

Our strategy is to continue to expand our PV module manufacturing capability and capacity, further develop our global distribution channels and in the near future, incorporate System Integration into our service offering.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

Tabular disclosure of contractual obligations

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations	2,679,167	2,679,167	(1)	-	-	-
Operating lease obligations	1,654,422	522,806		1,131,617	-	-
Other long-term liabilities reflected on the Registrant’s Balance Sheet under GAAP	-	-		-	-	-
Capital lease obligations	-	-		-	-	-
Purchase Obligations	-	-		-	-	-
Total	4,333,589	3,201,973		1,131,617	-	-

(1) Due loan covenant violation – reclassed $679,167 to current
Critical Accounting Policies, Estimates and Judgments

This discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures.  On an on-going basis, we evaluate our estimates, including those related to inventories, revenue recognition, and accounts receivable, asset impairment and warrant derivative liability.  We base our estimates on historical experience and on various other market-specific assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results, however, may differ significantly from these estimates.

We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition and Accounts Receivable

The Company follows the provisions of SAB 104, “Revenue Recognition in Financial Statements”, for revenue recognition. Under SAB 104, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable, and (iv) collection is reasonably assured.  The Company provides for an allowance for doubtful account based history and experience considering economic and industry trends. At December 31, 2009 and 2008, allowance for doubtful accounts was approximately $312,000 and $46,000, respectively.  The Company does not have any off-Balance Sheet exposure related to its customers.

Warrant Derivative Liability

The Company issued warrants in connection with the sale of common stock in 2008.  The Company analyzed the accounting treatment and classification of the warrants and summarized the effects and conclusions. The Company accounts for the warrants pursuant to FASB ASC Topic 815. The Company originally accounted for the warrants as equity, however, as noted in the footnote 23 to the consolidated financial statements, management subsequently determined such warrants should have been classified as a liability. As a result, the previously issued consolidated financial statements have been restated.

Impairment analysis for long-lived assets and intangible assets

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased intangible assets) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment”, and FASB ASC Topic 205 “Presentation of Financial Statements”.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through December 31, 2009, the Company had not experienced impairment losses on its long-lived assets.

Inventories

Inventories consist of finished goods of manufactured products.  Inventory is based on customer orders and the duration of those orders.  Cost is stated at the lower of cost or market on a first-in, first-out (FIFO) basis.  The Company has recorded an allowance for slow-moving or obsolete inventory of $70,000 at December 31, 2009.

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

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and supplementary financial information which are required to be filed under this item are presented under Item 13. Exhibits, Financial Statement Schedules and Reports on Form 10-K in this document, and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective June 2, 2009, our Board of Directors dismissed Child, Van Wagoner & Bradshaw, PLLC (“Child”) as our independent auditors and approved the engagement of Windes & McClaughry, Accountancy Corporation (“Windes”) as our independent auditors for the year ended December 31, 2009 to replace Child.  The decision to change auditors was approved by our audit committee as well as the full Board of Directors.  We did not consult with Windes on any matters prior to their retention.

The report of Child on our financial statements for the year ended December 31, 2008, and the related statement of operations, stockholder’s equity and cash flows for the year then ended did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

Since the date of Child’s engagement and during the two most recent years and any subsequent interim period, there were no disagreements with Child on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Child would have caused Child to make reference to the matter in their report.

There have been no disagreements between either Child or Windes and Management of the type required to be reported under this Item 9 since the date of their engagement.

Item 9A. Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Identification of Material Weaknesses in Controls and Procedures

In view of the restatements and the reclassification of our financial statements for the year ended December 31, 2008, as described under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations - Restatements, and in connection with the evaluation of our controls and procedures for the year ended December 31, 2009 we have determined that we have numerous material weaknesses in our controls and procedures, as more fully described below.

A material weakness in internal control over financial reporting is defined in Section 210.1-02(4) of Regulation S-X as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting.

In March 2010, we became aware that we:

A)
had failed to recognize a bonus accrual that was earned in 2008. The error had an effect of on our previously issued consolidated financial statements for the year ended December 31, 2008 by over stating income and understating liabilities by $206,000.

B)
had failed to recognize a Warrant Derivative Liability we granted in 2008 in connection with our equity raise in May 2008 and June 2008 and the subsequent re-measurement of fair value of the warrants derivative, as required by FASB ASC Topic 815 (codification of Financial Accounting Standards Board (SFAS) 133 and Emerging Issues Task Force 00-19).  The error had the a significant effect on our previously issued consolidated financial statements for the year ended December 31, 2008, and for each of the quarters for the year ended December 31, 2009.

C)
 had failed to properly classify direct labor and overhead as cost of goods sold for the year ended December 31, 2008. We previously classified the direct labor and overhead as a component of selling, general and administrative expenses, a line item in the consolidated statements of operations of our previously issued consolidated financial statements, in the amount of $621,584.

As a result of identifying these errors, we concluded that accounting adjustments were necessary to correct the previously issued financial statements for the year ended December 31, 2008 and for each of the quarters for the year ended December 31, 2009.and that the reports we filed with the SEC that included the financial statements that reported the erroneous information for that periods should no longer be relied upon.  Accordingly, we have restated our financial statements for the year ended December 31, 2008 included with this Annual Report.

In July 2009, we became aware that we:

A)
 had failed to record a Goodwill related to our acquisition of Detron in October 2008. The error had an effect of on our previously issued consolidated financial statements for the year ended December 31, 2008 by over understating assets and liabilities by $285,000.

B)
had incorrectly recorded a gain on sale of subsidiary in accordance with FASB ASC Topic 205 “Presentation of Financial Statements”(codification of SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets). The error had an effect on our previously issued consolidated financial statements for the year ended December 31, 2008 by overstating our gain on disposal of subsidiary by $245,000.

C)
had failed to record an income tax liability. The error had an effect of on our previously issued consolidated financial statements for the year ended December 31, 2008 by over overstating our net income and understating our income tax liability by $217,000.

As a result of identifying these errors, we concluded that accounting adjustments were necessary to correct the previously issued financial statements for the December 31, 2008 and that the reports we filed with the SEC that included the financial statements that reported the erroneous information for that period should no longer be relied upon.  We have restated our financial statements for the year ended December 31, 2008 in our filing of our amended Form 10-K filed on August 10, 2009.

We determined that these failures and related restatements and reclassification demonstrated the following weaknesses in our internal control over financial reporting:

•
Accounting and Finance Personnel Weaknesses — The Company lacks appropriate resources within the accounting function.  Our accounting staff is comprised of few people and the department lacks the required skill set, competence, infrastructure and expertise to meet the higher demands of being a public company.  This lack of resources has led to a lack of segregation of duties and insufficient attention to the internal control process over financial reporting.

•
Reliance on Third-Party Professionals: We retained an individual to provide support and accounting advice to the Company for the year ended December 31, 2008.  We may not have adequately assessed this individual’s qualifications to ascertain his level of experience to render the services for which we retained the individual.  Moreover, we did not adequately monitor the individual’s work and placed undue reliance on his expertise without confirming the accuracy of the finished product.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

In light of the foregoing, we have introduced and plan to implement a number of remediation measures to address the material weaknesses described above.  Many of these measures are entity level in nature and we believe that the organizational and process changes we intend to adopt will improve our internal controls and governance environment.  Management recognizes that many of these enhancements require continual monitoring and evaluation for effectiveness.  The development of these actions is an iterative process and will evolve as the Company continues to evaluate and improve our internal controls over financial reporting.  Initially, we may be foreclosed from implementing some of the more obvious measures, such as retaining additional accounting personnel who have particular areas of expertise, given our resource constraints.  However, as we grow, we expect to adopt and implement those measures and to retain additional qualified personnel as management deems necessary to satisfy our control and governance requirements.

Specifically, we have:

•	In mid-February 2010, we hired a new Big 4 CFO with over 25 years experience working in publicly traded companies (see Biographical Information in Item 10).
•
In June 2009, we established an audit committee of the Board of Directors.  Our audit committee members both qualify as "audit committee financial expert," as such term is defined in Item 407(d)(5) of Regulation S-K.

•	In September 2009, we hired an Accounting Manager in our Corporate office to add to the Company’s accounting expertise.
•	We are in the process of documenting our processes and procedures in accordance with the requirements of Section 404 (a) of Sarbanes-Oxley. Upon completion, we will implement the necessary changes.

Over the balance of the 2010 year, we will undertake an entity-level review of and test our control procedures and analyze the application of our controls and our control environment.  In addition, we plan to hire additional accounting personnel in China with knowledge of proper accounting rules.  We also expect that the audit committee will set a tone for effective entity-wide corporate governance; inspire rigorous, uniform application of our internal controls and provide ongoing oversight of the preparation and review of our financial statements.  In addition, we expect that the audit committee will review and propose improvements to our entity level controls and procedures and other process level controls.  We believe that the audit committee and our new financial professionals will substantially decrease the possibility of the occurrence of errors in our financial statements.

Management has discussed these material weaknesses with our Board of Directors and will continue to review progress on these activities on a consistent and ongoing basis at the senior management level in conjunction with our Board of Directors.  We also plan to take additional steps to elevate Company awareness about, and communication of, these important issues through formal channels such as Company meetings and training.

We cannot assure you at this time that the actions and remediation efforts we have taken or ultimately will implement will effectively remediate the material weaknesses described above or prevent the incidence of other significant deficiencies or material weaknesses in our internal control over financial reporting in the future.

These remediation efforts are designed to address the material weakness identified and to improve and strengthen our overall control environment.  We believe these actions will prevent the material weaknesses from reoccurring.  Our management, including our principal executive officer and principal financial officer, does not expect that disclosure controls or internal controls over financial reporting will prevent all errors, even as the aforementioned remediation measures are implemented and further improved to address all deficiencies.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions.

The implementation of our remediation plan will require substantial expenditures, could take a significant period of time to complete, and could distract our officers and employees from the operation of our business.  However, our management believes that these remediation efforts will be complete by the end of the 2010 fiscal year.

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report On Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, we concluded that, as of December 31, 2009, our internal control over financial reporting is not effective based on those criteria.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes In Internal Control Over Financial Reporting

No changes in our internal control over financial reporting have come to our attention during our last fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

During 2009, we made several loans totaling $399,000 to certain related parties.  As of January 5, 2010 all amounts were repaid.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following are our directors and executive officers.

Name	Age	Position

Jimmy Wang	54	CEO and Chairman
Mindy Wang	52	V.P.,Secretary, Treasurer, and a Director
Jeff Watson	47	President
Jennifer Maliar	51	Director
Gerald DeCiccio	52	Chief Financial Officer
Michael Steingrebe	50	Director
Jehu Hand	54	Director
Lauren Byrne	52	Director

The directors named above serve for one-year terms until their successors are elected or they are re-elected at the annual stockholders’ meeting.  Officers hold their positions at the pleasure of the Board of Directors.  There is no arrangement or understanding between any of our directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current directors to our board.  There are also no arrangements, agreements or understandings between non-management stockholders and management under which non-management stockholders may directly or indirectly participate in or influence the management of our affairs.

Biographical Information

Jimmy Wang, Chief Executive Officer

Jimmy Wang has over twelve years experience in a wide range of component manufacturing.  From 1996 to the present, Mr. Wang has been President, CEO and director of Worldwide Energy and Manufacturing USA, Inc. (California).  He became President, CEO and Chairman of the Colorado holding company of the same name on September 30, 2003. From 1990 to 1995, Mr. Wang was the Sales Manager for MP World Manufacturing, Inc. From September 1993 to May 1996 Mr. Wang and Mindy Wang operated a sole proprietorship under the name Worldwide Manufacturing USA. In 1996, Mr. Wang incorporated Worldwide Energy and Manufacturing USA, Inc.  In 1990, Mr. Wang earned a Masters Degree in Applied Economics from the University of Minnesota, and in 1982 received a Bachelors of Science Degree in Economics from the Shanghai Institute of Foreign Trade. Mr. Wang is the husband of Mindy Wang.  Mr. Wang’s qualification to serve as a director is based on his role as a founder of the Company and his integral knowledge of the Company’s business.

Mindy Wang, Vice President, Secretary and Treasurer

Mindy Wang has over twelve years of accounting and financial management experience with Technology Power and Worldwide Manufacturing. From 1996 to the present, Ms. Wang has been controller and Director of Worldwide Energy and Manufacturing USA, Inc.  In September 1996, Ms. Wang founded, with her husband, Worldwide Energy and Manufacturing USA, Inc.  She became Controller and Director of the Colorado holding company of the same name on September 30, 2003.  From 1991 to 1993 she was an accountant with Technology Power.  The business of Technology Power was assembling personal computers for retail and business customers.  From September 1993 to May 1996 Mr. Wang and Mindy Wang operated a sole proprietorship under the name Worldwide Manufacturing USA.  Ms. Wang earned the equivalent of a Bachelors Degree in International Business from the University of California at the Los Angeles Institute of Economics and Management in Beijing and attended the Master’s program of the Business Education of the University of Minnesota.  Ms. Wang is the wife of Jimmy Wang.  Ms. Wang’s qualification to serve as a director is based on her role as a founder of the Company and her knowledge of the operations of the Company, both in the U.S. and China.

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

Gerald DeCiccio, Chief Financial Officer

Since June 2007, Mr. DeCiccio has been the Vice President and Corporate Controller of Ritz Interactive, Inc.  Prior to that he was the Chief Financial Officer and a board member of GTC Telecom Corp. and its subsidiary, Perfexa Solutions, Inc. (Mr. DeCiccio took GTC public in 1999) and Chief Financial Officer for National Telephone & Communications, Inc.  In these roles, he managed the finance, accounting, SEC reporting, treasury, human resources, investor relations, and legal departments.  Mr. DeCiccio also held senior financial roles at Newport Corporation and Parker Hannifin Corporation and was a Supervising Senior Accountant for Ernst and Young.  He has also been a member of the Board of Directors and Audit Committee for Interplay Entertainment, Inc. and GT Data Corp. Mr. DeCiccio has also been a director of Longwei Petroleum Investment Holding Ltd. since March 22, 2010.

Jennifer Maliar, Director

Jennifer Maliar has been a principal of the public accounting firm of Comiskey & Company PC in Denver, Colorado since 1998, where her primary emphasis has been auditing and consulting services for publicly held companies, while overseeing all audit and accounting engagements performed by the firm, and frequently consulting with clients on financial, regulatory, or technology related issues.  Ms. Maliar holds an active CPA license in the states of Colorado, New York, and Louisiana.  She graduated Summa Cum Laude with a Bachelor of Business Administration Degree with a Major in Accounting from Dowling College, Oakdale, New York.  Ms. Maliar’s qualification to serve as a director of the Company is based in over thirty years experience as an accountant and her consultation role to numerous public companies.  Ms. Maliar is also a director of Comiskey & Company PC.

Michael Steingrebe, Director

From November 1986 to March 1990, Mr. Michael Steingrebe acted in a senior finance role with Penn Central Corporation (PC).  From March 1990 to March 1994, at Dover Corporation (DOV) he was actively involved in worldwide M&A transactions as well as the spin-off of the contract manufacturing division as a stand-alone public company (DOVT).  From March 1994 to July 1995, Mr. Steingrebe was the Co-founder and CFO of Adaptive Systems, Inc. From July 1995 through May 1999, he was Vice President of Finance for SyVox Corporation during which the company raised its largest round of private financing. In June of 1999 he became the VP of Corporate Development for DataPlay, Inc. where he was responsible for raising over $70 million in private financing, securing debt financing, completing a joint venture in Japan with Toshiba and the negotiation of multiple strategic partnerships.  In October 2003, he was the Co-founder of EnVysion, LLC, which was sold in June 2004.  From June 2004 until August 2006, Mr. Steingrebe was the CFO & COO of V.T. Mobile, Inc. where he was responsible for the restructuring of the company’s debt facilities as well as managing all operations and software development.  From August 2006 through February 2007 he was the Interim VP of Finance for Newmerix Corp. where he closed the company’s fourth round of private financing.  From March 2007 to March 2008 he was CEO of Control Works, Inc. where he repositioned the company’s products and services as a “Green Tech” solution that lead to a strategic partnership with CH2Mhill.  In March 2008 he became Co-founder of eParkGuide and served as CEO until December 2008.  Since December 2008, Mr. Steingrebe has been working as a consult providing strategic and financial services.  His background includes international experience in Europe and Asia, and he has helped raise over $100 million in equity financing from both financial and strategic investors.  He has completed acquisitions in Europe and the United States, created a joint venture in Japan with a large Japanese electronics company, and has been responsible for the integration of business and finance operations domestically and internationally.

Mr. Steingrebe currently sits on the Advisory Board of Firehole Technologies, Inc. (Laramie, WY).

Mr. Steingrebe has a Bachelors degree in Accounting and Business Administration from Pacific Lutheran University in Tacoma, Washington and is a Certified Management Accountant.

Mr. Steingrebe’s qualification to serve as a director of the Company stems from over thirty years of senior level financial management experience combined with strategic management roles in public and private companies.  Mr. Steingrebe has also lead international corporate development efforts that include the completion of acquisitions in the U.S. as well as Europe and a Joint Venture in Japan.

Jehu Hand, Director

Jehu Hand has been a director and Chairman of the Corporate Governance Committee since April, 2009.  Mr. Hand has been engaged in the practice of corporate and securities law since May 1994 when Hand & Hand incorporated as a law corporation.  From January 1991 to December 1992, he was the Vice President, Corporate Counsel and Secretary of Biolase Technologies, Inc., which designs, manufactures and markets dental lasers and endodontics equipment.  He was also a director of Biolase from February 1992 to February 1993.  From January 1992 to October 1992, Mr. Hand was Counsel to the Law Firm of Lewis, D’Amato, Brisbois & Bisgaard.  From January 1991 to January 1992, he was a shareholder of McKittrick, Jackson, DeMarco & Peckenpaugh, a law corporation.  Mr. Hand received a J.D. from New York University School of Law and a B.A. from Brigham Young University. From 1992 until February, 2010, he was a registered principal of Jackson, Kohle & Co., a broker-dealer and member of FINRA.  Mr. Hand’s qualification to serve as a director of the Company is based on the foregoing.

Lauren Byrne, Director

Ms. Byrne has been President of Lincoln & Creed, Inc., a staffing and recruiting agency for the civil engineering industry, since March 2009.  Prior to that, from June 2005 to March 2009, Ms. Byrne served as Vice President of The JRP Group, a franchise of MRI Network, Inc.  She was responsible for the hiring, training and development of executive search consultants, as well as for providing consulting services and executive search services for her own clientele of engineering firms.  Prior to that, from June 2002 to June 2005, she was a senior business development consultant with MRI Network, Inc., a publicly held staffing and recruiting agency.  She was involved in business planning, strategic goal setting, hiring, and the training and development of employees in high level sales positions.  From May 2000 to June 2002, Ms. Byrne was the senior account manager for MR Tucson Foothills, a privately held staffing and recruiting agency.  At MR Tucson Foothills, she supported the technical recruiting needs of clients in the semiconductor, wireless, nanotechnology and optical networking industries.  From January 1996 to May 2000 she was employed by Dunn & Bradstreet, where she was responsible for the training and development of 40 associates.  Ms. Byrne’s qualification to serve as a director of the Company is based in over eleven years of executive level recruiting experience as well as her extensive experience in conducting salary surveys for public and privately held clients as well as negotiating compensation packages for key personnel in firms of varying sizes.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on the review of copies of such reports furnished to us during the year ended December 31, 2009, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent shareholders were complied.

Family Relationships

There are no family relationships between or among the above directors, executive officers or persons nominated or charged by us to become directors or executive officers, except as previously noted that Jimmy Wang, our Chairman and Chief Executive Officer is married to Mindy Wang, our Vice President, Secretary, Treasurer and Director.

Conflicts of Interest

Certain potential conflicts of interest are inherent in the relationships between our officers and directors and us.

From time to time, one or more of our affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that we own and operate.  These persons expect to continue to form, hold an ownership interest in and/or manage additional other businesses which may compete with our business with respect to operations, including financing and marketing, management time and services and potential customers. These activities may give rise to conflicts between or among the interests of us and other businesses with which our affiliates are associated.  Our affiliates are in no way prohibited from undertaking such activities, and neither us nor our shareholders will have any right to require participation in such other activities.

Further, because we intend to transact business with some of our officers, directors and affiliates, as well as with firms in which some of our officers, directors or affiliates have a material interest, potential conflicts may arise between the respective interests of us and these related persons or entities.  We believe that such transactions will be effected on terms at least as favorable to us as those available from unrelated third parties.

With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

Our policies and procedures regarding transactions involving potential conflicts of interest are not in writing.  We understand that it will be difficult to enforce our policies and procedures and will rely and trust our officers and directors to follow our policies and procedures.  We will implement our policies and procedures by requiring the officer or director who is not in compliance with our policies and procedures to remove himself and the other officers and directors will decide how to implement the policies and procedures, accordingly.

Involvement in Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Director Independence

Our Board of Directors has determined that currently Lauren Byrne, Jehu Hand, Jennifer Maliar and Michael Steingrebe  qualify as “independent” as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and in the listing standards of The Nasdaq Stock Market, Inc. – Marketplace Rule 4200.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to partially combine these roles.  Due to the small size of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions partially combined.

Our Audit Committee is primarily responsible for overseeing our risk management processes on behalf of our Board of Directors.  The Audit Committee receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. In addition, the Audit Committee reports regularly to the full Board of Directors, which also considers our risk profile. The Audit Committee and the full Board of Directors focus on the most significant risks facing our Company and our Company’s general risk management strategy, and also ensure that risks undertaken by our Company are consistent with the Board’s appetite for risk. While the Board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board leadership structure supports this approach.

Meetings and Committees of the Board of Directors

Our Board of Directors held one formal meeting during the fiscal year ended December 31, 2009.  All incumbent directors attended 100% of the Board meetings held during their respective tenures, either in person, or telephonically.  The Board of Directors did not have nominating or compensation committees, or committees performing similar functions in 2008.  In February of 2009 the Company established an audit committee, a governance Committee and compensation committee.

Code of Ethics

On August 27, 2004, we adopted a Code of Ethics for our principal executive officers and senior management.  The Code is designed to deter wrongdoing and promote honest and ethical conduct; full and fair disclosure in reports and documents submitted to the SEC; compliance with applicable governmental laws, rules and regulations; and the prompt internal reporting of violations of the code to appropriate persons by our senior management.  A copy of our Code of Ethics is incorporated by reference to this report as Exhibit 14.1.

Audit Committee Financial Expert

We have established an audit committee effective in February of 2009 along with a financial expert on our audit committee.  These new members are outside of us and are independent. Our audit committee consists of Jennifer Maliar and Michael Steingrebe. Our audit committee members both qualify as "audit committee financial expert," as such term is defined in Item 407(d)(5) of Regulation S-K

Item 11.  Executive Compensation

The Summary Compensation Table below shows certain compensation information for services rendered in all capacities for the years ended December 31, 2009, 2008, and 2007.  Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years.  The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Jimmy Wang (CEO)	2009	195,000	-0-	-0-	-0-	-0-	-0-	-0-
	2008	206,000	-0-	-0-	-0-	-0-	-0-	-0-
	2007	139,167	-0-	-0-	-0-	-0-	-0-	-0-
Jeff Watson(1) (President)	2009	120,000	-0-	-0-	20,000	-0-	-0-	-0-
	2008	116,000	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Mindy Wang (VP Sec’y & Treas)	2009	140,000	-0-	-0-	-0-	-0-	-0-	-0-
	2008	100,000	-0-	-0-	-0-	-0-	-0-	-0-
	2007	70,833	-0-	-0-	-0-	-0-	-0-	-0-
John Ballard(2) (CFO)	2009	40,000	-0-	-0-	-0-	-0-	-0-	-0-
	2008	49,000	-0-	-0-	-0-	-0-	-0-	-0-
	2007	24,000	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Mr. Watson was hired on January 14, 2008.
(2)	Mr. Ballard resigned from the Company on September 25, 2009.

OPTION/SAR GRANTS IN LAST FISCAL YEAR (Individual Grants)
Name	Number of Securities Underlying Options/SAR’s Granted (#)	Percent of Total Options/SAR’s Granted to Employees In Fiscal Year	Exercise of Base Price ($/Sh)	Expiration Date
Jimmy Wang	--	--	--	--

Jeff Watson	--	--	--	--

Mindy Wang	--	--	--	--

John Ballard	--	--	--	--

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Unexercised Securities Underlying Options/SARs At FY-End (#) Exercisable/Unexercisable	Value of Unexercised In The-Money Option/SARs At FY-End ($) Exercisable/Unexercisable
Jimmy Wang	0	n/a	0 / 0	0 / 0
Jeff Watson	0	n/a	0 / 0	0 / 0
Mindy Wang	0	n/a	0 / 0	0 / 0
John Ballard	0	n/a	0 / 0	0 / 0

There are no employment agreements between the Company and any employee of the Company.

Compensation of Directors

The outside directors each receive $4,000 per year, and 1,000 shares of our restricted common stock per year priced at fair market value on the date of issuance.  The inside directors receive no compensation related to their duties as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information relating to the beneficial ownership our common stock as of April 15, 2010 by (i) each person known by Worldwide to be the beneficial owner of more than 5% of the outstanding shares of common stock and (ii) each of our directors and executive officers.  Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.  For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities.  Each beneficial owner’s percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Title of Class	Name and Address of Beneficial Owner (2)	Number of Shares Held		Percent of Class(1)

Common Stock	Jimmy Wang (3) (4) (5)	1,632,954	(5)	28.9%

Common Stock	Mindy Wang (3) (4) (5)	1,632,954	(5)	28.9%

Common Stock	Jeff Watson (4)	36,400		*

Common Stock	Gerald DeCiccio (4)	1,000		*

Common Stock	Jennifer Maliar (3)	1,000		*

Common Stock	Michael Steingrebe (3)	1,000		*

Common Stock	Jehu Hand (3)	1,000		*

Common Stock	Lauren Byrne (3)	1,000		*

All officers and directors as a group (8 in number)		1,674,354		29.7%

(1) Based upon 5,642,567 shares of stock issued and outstanding as of March 31, 2010.
(2) Unless otherwise stated, the address for all of the officers and directors is 708 North Canal Street, South San Francisco, CA 94080.
(3) The person listed is a director of the Company.
(4) The person listed is an officer of the Company.
(5) Jimmy and Mindy Wang are husband and wife. Each holds directly 816,477 shares, but is deemed to beneficially own the shares owned by the other.

*         Less than 1%

Equity Compensation Plan Information

We established a stock option plan for our employees on April 1, 2004 in order to attract and retain qualified employees on our behalf, as well as provide employees with an opportunity to participate in our growth.  We approved the authorization of 200,000 shares.  As of April 12, 2010, no option shares have been exercised under this plan.  The 2004 Stock Option Plan provides the opportunity for employees to purchase shares at $6.00.

The following table sets forth certain information as of April 12, 2010, with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights #	The weighted-average exercise price of outstanding options, warrants and rights $	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) #

Equity compensation Plans approved by Security holders	96,217	$6.00	None

Equity compensation Plans not approved By security holders	None	-	None
Total	96,217	$6.00	None

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than as set forth below, we have not entered into or been a participant in any transaction in which a related person had or will have a direct or indirect material interest in an amount that exceeds the lesser of $120,000 or 1% of the average of the Company’s total assets for the last three completed fiscal years.

A relative of Mr. Jimmy Wang and Mrs. Mindy Wang, who are principal stockholders, executive officers and members of the Board of Directors of the Company, advanced funds to us for working capital purposes.  At December 31, 2008, we owed $60,024.  The advances are interest bearing at 8% per annum, with a default interest rate of 10%.  All amounts on this note were paid in full on March 2, 2009.

During 2009, the Company made several loans totaling approximately $399,000 to the Company’s CEO and the Company’s V.P. and Secretary.  As of December 31, 2009, the balance due was $50,000, with the full balance repaid as of January 5, 2010.  Effective July 30, 2002, Section 402 of the Sarbanes-Oxley Act of 2002 amended the Securities Exchange Act of 1934 to prohibit U.S. and foreign companies with securities traded in the United States from making, or arranging for third parties to make, nearly any type of personal loan to their directors and executive officers.  Violations of the Sarbanes-Oxley loan prohibition are subject to the civil and criminal penalties applicable to violations of the Exchange Act.

On September 28, 2009, the Company borrowed $400,000 from employee relative of an officer of the Company for working capital purposes.  The note provides for the Company to make a lump sum payment on September 27, 2010, including interest at an annual rate of 4.25%. The borrowing plus interest of $6,328 was repaid on February 9, 2010.

Item 14.  Principal Accounting Fees and Services.

Audit-Related Fees

The aggregate fees billed by Windes & McClaughry Accountancy Corporation for the audit of our financial statements in 2009 were $100,000 plus $24,000 for the review of the Company’s statements included in our quarterly reports on Form 10-Q for June 30, 2009 and September 30, 2009.

The aggregate fees billed by Child Van Wagoner & Bradshaw, PLLC for the audit of the Company’s 2008 annual financial statements were $85,000 with $5,000 being paid for the review of the Company’s statements included in our quarterly reports on Form 10-Q during year ending December 31, 2008. The total fees paid in 2008 were $90,000.  For the year ending December 31, 2009, $66,000 was paid for the review of the Company’s statements included in our quarterly reports on Form 10-Q during the quarters ending March 31, 2009 and June 30, 2009.

Tax Fees

The aggregate fees billed by Windes & McClaughry Accountancy Corporation for tax compliance, tax advice and tax planning were $3,600 for fiscal year ended 2009.

All Other Fees

Windes & McClaughry Accountancy Corporation and Child, Van Wagoner & Bradshaw, PLLC did not bill us for any products and services other than the foregoing during the fiscal years ended 2009 and 2008.

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

3.5	Amended and Restated Bylaws (Incorporated by Reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 28, 2010)

4.1	Specimen Common Stock Certificate (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 11, 2000).

4.2	Specimen Class A Convertible Preferred Stock Certificate (incorporated by reference from Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission on October 11, 2000).

4.3	Form of Common Stock Purchase Warrant (Incorporated by Reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 28, 2010)

4.4	Form of Common Stock Purchase Warrant (Incorporated by Reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 10, 2010)

10.1	Common Stock Purchase Warrant (incorporated by reference from Form 10-KSB filed with the Securities and Exchange Commission on September 27, 2001).

10.2	Employment Agreement with Jimmy Wang (incorporated by reference from Form 10-K filed with the Securities and Exchange Commission on April 14, 2009).

10.3	Employment Agreement with Mindy Wang (incorporated by reference from Form 10-K filed with the Securities and Exchange Commission on April 14, 2009).

10.4	Employment Agreement with John Ballard (incorporated by reference from Form 10-K filed with the Securities and Exchange Commission on April 14, 2009).

10.5	Employment Agreement with Jeff Watson (incorporated by reference from Form 10-K filed with the Securities and Exchange Commission on April 14, 2009).

10.6	Form of Securities Purchase Agreement (Incorporated by Reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 28, 2010)

10.7	Form of Registration Rights Agreement (Incorporated by Reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 28, 2010)

10.8	Form of Share Escrow Agreement (Incorporated by Reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 28, 2010)

10.9
Form of Securities Purchase Agreement Form of Common Stock Purchase Warrant (Incorporated by Reference to the Company’s Form 8-K/A filed with the Securities and Exchange Commission on January 28, 2010)

10.10	Form of Share Escrow Agreement (Incorporated by Reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 29, 2010)

10.11	Form of Securities Purchase Agreement (Incorporated by Reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 1o, 2010)

10.12	Form of Registration Rights Agreement (Incorporated by Reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 10, 2010)

10.13	Form of Share Escrow Agreement (Incorporated by Reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 10, 2010)

14.1	Code of Ethics (incorporated by reference from Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended. *

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned; thereunto duly authorized.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC.

By: /S/ JIMMY WANG
Jimmy Wang CEO, and Director Date: April 15, 2010

By: /S/ GERALD DECICCIO
Gerald DeCiccio Chief Financial Officer and Principal Accounting Officer Date: April 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JIMMY WANG	CEO and Director	April 15, 2010
Jimmy Wang

/s/ GERALD DECICCIO	Chief Financial Officer	April 15, 2010
Gerald DeCiccio

/s/ JEFF WATSON	President	April 15, 2010
Jeff Watson

/s/ MINDY WANG	V.P., Sec’y, Treasurer	April 15, 2010
Mindy Wang	and Director

/s/ JENNIFER MALIAR	Director	April 15, 2010
Jennifer Maliar

/s/ MICHAEL STEINGREBE	Director	April 15, 2010
Michael Steingrebe

/s/ JEHU HAND	Director	April 15, 2010
Jehu Hand

/s/ LAUREN BYRNE	Director	April 15, 2010
Lauren Byrne

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Worldwide Energy and Manufacturing USA, Inc.:

We have audited the consolidated balance sheet of Worldwide Energy and Manufacturing USA, Inc. (the Company) as of December 31, 2009, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Worldwide Energy and Manufacturing USA, Inc. as of December 31, 2009, and the results of their consolidated operations and their consolidated cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of FASB ASC Topic 810, “Consolidation Topic”, as of January 1, 2009, for the revised accounting treatment for non-controlling minority interest of partially-owned subsidiaries.

/s/ Windes & McClaughry Accountancy Corporation

Irvine, California
April 15, 2010

Report of Independent Registered Public Accounting Firm

To the Audit Committee/Board of Directors Stockholders of Worldwide Energy and Manufacturing USA, Inc.
South San Francisco, California

We have audited the consolidated balance sheet of Worldwide Energy and Manufacturing USA, Inc. (the Company) as of December 31, 2008, and the related consolidated statement of operations, comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Worldwide Energy and Manufacturing USA, Inc. as of December 31, 2008, and the results of its consolidated operations and its consolidated cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Since our previous report dated April 5, 2009, it was determined that the financial statements needed restatement to make corrections as described in note 22.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah

April 5, 2009, except for note 22 which is dated April 15, 2010

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2009	2008
ASSETS		(as restated)
Current assets:
Cash and cash equivalents	$9,180,974	$5,092,476
Restricted cash (Note 10)	2,456,040	-
Accounts receivable, net of allowances of $312,000 and $46,000 at December 31, 2009 and 2008, respectively	12,239,790	4,790,506
Notes receivable	40,680	269,507
Inventories	4,567,343	3,754,765
VAT tax receivable	570,615	-
Advances to suppliers	488,395	99,824
Deferred tax asset	100,000	-
Note receivable from officer	50,000	-
Other receivables	-	185,400
Prepaid and other current assets	363,309	206,770
Total current assets	30,057,146	14,399,248

Property and equipment, net	2,968,958	1,353,539
Intangible assets	1,101,000	1,101,000
Goodwill	285,714	285,714
Investment at cost	-	51,892
Deposits paid for contracts in process	-	1,673,084
Long term receivable – related party	237,305	260,973
Other assets	-	7,559

Total assets	$34,650,123	$19,133,009

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$14,177,570	$3,400,253
Accrued expenses	2,869,069	1,073,994
Lines of credit	2,679,167	-
Warrant derivative liability	1,626,586	486,356
Acquisition cost payable	-	285,714
Tax payable	768,289	364,213
Due to related parties	1,646,114	1,243,024
Customer deposits	280,616	964,998
Total current liabilities	24,047,411	7,818,552

Non-current liabilities
Line of credit	-	937,075
Loan payable to stockholders	-	60,024
Total non-current liabilities	-	997,099
Total liabilities	24,047,411	8,815,651

Stockholders’ equity
Common stock (No Par Value: 100,000,000 shares authorized;
3,671,611 and 3,493,511 shares issued and outstanding at December 31, 2009 and 2008, respectively)	2,920,372	2,535,652
Retained earnings	6,104,586	6,681,589
Accumulated other comprehensive income	551,943	487,478
Total equity attributable to Worldwide	9,576,901	9,704,719
Non-controlling interest	1,025,811	612,639
Total stockholders’ equity	10,602,712	10,317,358

Total liabilities and stockholders’ equity	$34,650,123	$19,133,009

See accompanying notes to consolidated financial statements.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended
	December 31
	2009	2008
		(AS RESTATED)
Sales	$62,212,252	$45,913,957
Cost of goods sold	53,813,483	40,367,870
Gross profit	8,398,769	5,546,087

Operating Expenses
Selling, general and administrative expenses	5,560,615	3,417,482
Management and professional fees paid to stockholders	335,000	306,000
Stock based compensation	384,720	128,597
Depreciation	502,488	122,923
Total operating expenses	6,782,823	3,975,002
Net operating income	1,615,946	1,571,085

Other Income (Expenses)
Interest income	17,448	21,995
Interest expense	(77,328)	(120,038)
Interest expense paid to stockholders	-	(27,284)
Other income (expense)	(833,690)	2,956,663
Dividend income	-	242,770
Exchange gain (loss)	57,880	(364,067)
Loss on disposal of subsidiary	-	(101,982)
Total other income (expenses)	(835,690)	2,608,057

Income before income taxes	780,256	4,179,142
Income taxes	(953,000)	(284,368)
Income (loss) from continuing operations	(172,744)	3,894,774
Income from discontinued operations, net of tax	-	2,385
Net income (loss)	$(172,744)	$3,897,159
Less: Net income attributable to non-controlling interest	(404,259)	(15,843)
Net income (loss) attributable to Worldwide	$(577,003)	$3,881,316

Amounts attributable to Worldwide common Stockholders:
(Loss) income from continuing operations	$(577,003)	$3,878,931
Income from discontinued operations	-	2,385
Net (loss) income	$(577,003)	$3,881,316

Earnings per share attributable to Worldwide stockholders:
Basic and diluted earnings (loss) per share from continuing operations	$(0.16)	$1.33
Basic and diluted earnings per share from discontinued operations	$0.00	$0.00
Basic and diluted earnings (loss) per share	$(0.16)	$1.33

Basic and diluted weighted average shares outstanding	3,596,851	2,911,599

See accompanying notes to the consolidated financial statements

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	WEMU Shareholders		Non-controlling Interest		Total
	2009	2008	2009	2008	2009	2008

Net income (loss)	$(577,003)	$3,881,316	$404,259	$15,843	$(172,744)	$3,897,159

Foreign currency translation, net of tax	64,465	192,253	-	-	64,465	192,253
Comprehensive income attributable to non-controlling interest	-	-	(1,087)	-	(1,087)	-
Total comprehensive income (loss)	$(512,538)	$4,073,569	$403,172	$15,843	$(109,366)	$4,089,412

See accompanying notes to the consolidated financial statements

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Worldwide stockholders
	Common Stock # of Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity

Balance, December 31, 2007	2,047,362	$270,746	$3,250,112	$295,225	$-	$3,816,083

Estimated fair market value of stock issued for services	35,040	128,597	-	-	-	128,597
Shares issued for acquisition of brand name	300,000	1,101,000	-	-	-	1,101,000
Shares issued for fund raising by deducting the issuance cost of $391,961	1,055,103	783,282	-	-	-	783,282
Shares issued for fund raising	56,006	252,027	-	-	-	252,027
Net income for the year	-	-	3,881,316	-	15,843	3,897,159
Capital contribution from non-controlling interest	-	-	-	-	596,796	596,796
Comprehensive income - unrealized loss on foreign currency translation	-	-	-	192,253	-	192,253
Dividend paid to shareholders of new subsidiary	-	-	(449,839)	-	-	(449,839)
Balance, December 31, 2008 (as restated)	3,493,511	$2,535,652	$6,681,589	$487,478	$612,639	$10,317,358

Estimated fair market value of stock issued to directors and employees for compensation	52,100	190,300	-	-	-	190,300
Estimated fair market value of stock issued to consultants for services rendered	130,000	209,100	-	-	-	209,100
Estimated fair market value of stock cancelled to consultants for services rendered	(4,000)	(14,680)	-	-	-	(14,680)
Net income for the year	-	-	(577,003)	-	404,259	(172,744)
Comprehensive income - unrealized loss on foreign currency translation	-	-	-	64,465	(1,087)	63,378
Capital contribution from non-controlling interest	-	-	-	-	10,000	10,000
Balance, December 31, 2009	3,671,611	$2,920,372	$6,104,586	$551,943	$1,025,811	$10,602,712

See accompanying notes to the consolidated financial statements

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended
	December 31,
	2009	2008
		(as restated)
Cash flows from operating activities
Net income (loss)	$(172,744)	$3,897,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	502,488	193,948
Allowance for bad debts – accounts receivable	266,412	(20,000)
Allowance for bad debts – notes receivable	514,163	-
Stock based compensation expense	384,720	128,597
Change in warrant derivative liability	1,140,230	(3,086,371)
Provision for losses on inventories	70,000	-
Provision for warranty	35,000	-
Dividend paid to shareholders of new subsidiary	-	(449,839)
Loss on disposal of property and equipment	-	42,763
Loss on disposal of subsidiary	-	101,982
Deferred tax asset	(100,000)	-

Changes in operating assets and liabilities:
Accounts receivable	(7,688,782)	521,719
Notes receivable	(284,692)	(44,064)
Inventories	(869,050)	(610,826)
VAT tax receivable	(570,615)	80,906
Advances to suppliers	(388,389)	187,228
Related parties payable	23,669	-
Prepaid and other current assets	1,707	(89,149)
Accounts payable	10,769,294	(189,464)
Accrued expense and acquisition cost payable	1,608,727	802,667
Tax payable	404,076	253,913
Customer deposits	(684,668)	960,873
Net cash provided by operating activities	4,961,546	2,682,044

Cash flows from investing activities
Capital expenditures	(2,116,197)	(768,411)
Deposits to restricted account	(2,456,040)	-
Deposits paid for contracts in process	1,673,084	-
Cash from acquired subsidiary	-	411,316
Acquisition of investment in subsidiary	-	(729,421)
Deposits paid for investment in subsidiaries	-	(1,724,802)
Net cash used in investing activities	(2,899,153)	(2,811,318)

Cash flows from financing activities
Proceeds from issuance of common stock	-	4,608,036
Repayment of loans payable to stockholders	(60,024)	(439,672)
Proceeds/borrowings from related parties	(50,000)	(410,364)
Net proceeds from lines of credit	1,742,092	(821,510)
Loan from related parties	400,000	233,106
Net cash flows provided by financing activities:	2,032,068	3,169,596

Effect of exchange rate changes on cash and cash equivalents	(5,963)	(59,671)

Net increase in cash and cash equivalents	4,008,498	2,980,651

Cash and cash equivalents - beginning of year	5,092,476	2,111,825

Cash and cash equivalents - end of year	$9,180,974	$5,092,476

Supplemental disclosure of non-cash investing and financing activities:
Stock based compensation expenses	$384,720	$128,597
Acquisition cost payable	$-	$285,714
Acquisition of intangible assets by issuance of shares	$-	$1,101,000

Interest paid in cash	$77,327	$147,322
Income taxed paid in cash	$252,658	$28,509

See accompanying notes to the consolidated financial statements

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

1.           SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements.  The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the consolidated financial statements.

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.  All accounting references have been updated and therefore, FASB references have been replaced with ASC references.

The Company operates in two segments in accordance with accounting guidance FASB ASC Topic 280, “Segment Reporting”.  Our Chief Executive Officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

Description of Business

Worldwide Energy and Manufacturing USA, Inc. (“Worldwide” or “the Company”) is an international manufacturing and engineering firm, concentrating on photovoltaic (“PV”) solar modules and contract manufacturing services, using multiple factories in China. Worldwide services customers primarily in Europe, South Korea for its solar modules and United States-based companies for their outsource of smaller and scale production orders for offshore production in China.  From our inception in 1993 until 2005, we were strictly an intermediary or “middle man,” working with our customers and our subcontractors to assure that our customers received high quality components on a timely basis that fulfilled their specific needs.  While we still subcontract a significant portion of our business, since 2005, we have begun the transition to becoming a direct contract manufacturer, operating several of our own factories.  Recently, we announced the opening of two additional factories, allowing us to become a direct manufacturer for solar modules and for power supply units as described below.

In February of 2008, Worldwide established a solar division that focuses on PV module technology under the brand name of “Amerisolar.”  On February 25, 2008, the Company changed its name from Worldwide Manufacturing USA, Inc. to Worldwide Energy and Manufacturing USA, Inc. in order to reflect its expansion into the solar energy industry.  The Company issued 300,000 restricted shares for the Amerisolar brand name.

Worldwide leased a 129,167 square foot facility in Ningbo, China. The lease term is from July 18, 2008 to July 17, 2013.  This facility houses the production operations and R&D center for the Company’s solar division. Operations at this facility began during the first quarter of 2009.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

On October 14, 2008, Worldwide completed the acquisition of 55% of Shanghai De Hong Electric and Electronic Company Limited (“De Hong”), through acquiring 55% of the outstanding capital stock of De Hong, a China corporation, through Worldwide’s wholly owned subsidiary Intech Electro-Mechanical Products Co., Ltd., a Chinese corporation (“Intech”). De Hong is the holding Company for the operating subsidiary Shanghai Intech-Detron Electronic Co. (“Detron”).  The Company purchased De Hong based on the fair value of its assets at the time of purchase.

The terms of the purchase agreement stated that Worldwide would pay a cash consideration of $1,022,700 for a 55% interest in DeHong. Intech paid the first installment of $714,286 on behalf of Worldwide in September 2008. During the three months ended March 31, 2009, Worldwide paid $308,414 for the second installment and the total consideration of the purchase price of $1,022,700 was paid in full.

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

On November 14, 2005, Worldwide established a die-casting and machining presence through leasing an existing facility from a former supplier, and initially investing $500,000 to upgrade the equipment and manufacturing buildings.  In this transaction, we acquired assets, the expertise of the employees, the managers of the factories, and a portion of the existing customers of those factories. In the third quarter of 2005, we also established an electronics manufacturing factory.

As of December 31, 2009 we own and operate four factories that we now use for the manufacturing of certain product lines that we historically had to subcontract, and we are using the services of approximately 40 subcontractors to manufacture those product lines for which we do not have our own manufacturing capabilities.

Principles of Consolidation

The accompanying consolidated financial statements include Worldwide Energy and Manufacturing USA, Inc., a Colorado corporation and a public company and its six subsidiary companies, Intech, Shanghai Intech Precision Mechanical Products Ltd(“Die Cast”), Detron, Ningbo Solar, Nantong Solar Factory (“Nantong”) and De Hong.

Effective January 1, 2009, the Consolidation Topic, ASC 810-10-45-16, revised the accounting treatment for non-controlling minority interests of partially-owned subsidiaries.  Non-controlling minority interests represent the portion of earnings that is not within the parent Company’s control. These amounts are now required to be reported as equity instead of as a liability on the balance sheet.  This change resulted in a $612,639 reclassification from other long-term liabilities to stockholders’ equity on the December 31, 2008 consolidated balance sheet and is primarily related to the $1,022,700 investment in De Hong.  Additionally, this statement requires net income from non-controlling minority interests to be shown separately on the consolidated statements of operations.  These amounts are $404,259 and $15,843 for the years ended December 31, 2009 and 2008, respectively.  All significant intercompany balances and transactions have been eliminated in consolidation.

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
DECEMBER 31, 2009 AND 2008

Comprehensive Income

The Company reports comprehensive income in accordance with FASB ASC Topic 220 “Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for currency translation.  Total comprehensive income represents the activity for a period net of related tax and was a loss of $512,538 and an income of $4,073,569 for the years ended December 31, 2009 and 2008, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date.  For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $551,943 and $487,478 as of December 31, 2009 and 2008, respectively.

Accounts Receivable

Trade accounts receivables are recorded at the invoiced amount and do not bear interest.  Amounts collected on trade accounts receivables are included in net cash provided by operating activities in the consolidated cash flow statements.  The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers a number of factors, including, historical losses, current receivables aging reports, the counter party’s current ability to pay its obligation to the Company, and existing industry and People’s Republic of China (“China”) economic data.  The Company reviews its allowances every month.  Past due invoices over 90 days that exceed a specific amount are reviewed individually for collectability.  At December 31, 2009 and 2008, allowance for doubtful accounts was approximately $312,000 and $46,000, respectively.  The Company does not have any off-balance sheet exposure related to its customers.

Property and equipment

Property and equipment are stated at cost.  Depreciation is computed over the estimated useful lives of the related asset type using the straight-line method for financial statement purposes. Maintenance and repairs are expensed as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized.  When property or equipment is disposed, the cost and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in other income or expenses.

The estimated useful lives of property and equipment are as follows:

Buildings and leasehold improvements	7 to 40 years
Machinery and equipment	5 years
Transportation vehicles	5 years
Furniture and fixtures	10 years
Computers and computer software	3 years

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Intangible assets

Intangible assets consist of our “Amerisolar” tradename.  Management has determined the intangible asset has an indefinite life and is therefore not being amortized.  However, management analyzes the intangible assets for impairment annually or as events or circumstances indicate an impairment.

Construction in-progress

Plant and production lines currently under development are accounted for as construction-in-progress.  Construction-in-progress is recorded at acquisition cost, including land rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project.  Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to property and equipment, at which time depreciation will commence.  As of December 31, 2009, the Company has incurred and capitalized under construction in progress $2,022,760 of construction costs.  These construction costs include $1,582,586 for the building of a new solar factory and $440,174 for a new building and die cast machinery.  The Company had no capitalized interest and to date has funded this construction through operations without the use of outside financing.  The estimated additional cost to be incurred in 2010 is approximately $2,500,000 and the total cost of the project will be approximately $4,500,000.  Upon completion of the construction in progress, the Company will record to property and equipment and begin to depreciate it over the useful life.

Long-lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased intangible assets) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment”, and FASB ASC Topic 205 “Presentation of Financial Statements”.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through December 31, 2009, the Company had not experienced impairment losses on its long-lived assets.  However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

Inventories

Inventories consist of raw material, work in progress and finished goods of manufactured products.

Inventories are stated at lower of cost or market and consist of materials, labor and overhead.  The Company determines the cost of inventory by the first-in, first-out method.  The value of inventory is determined using the weighted average cost method and includes any related production overhead costs incurred in bringing the inventory to their present location and condition. Overhead costs included in finished goods include, direct labor cost and other costs directly applicable to the manufacturing process.  The Company evaluates inventories for excess, slow moving, and obsolete inventories as well as inventory whose volume is in excess of its net realizable value.  This evaluation includes analyses of sales levels by product and projections of future demand. In order to state the inventory at lower of cost or market, the Company maintains reserves against its inventory.  If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made.  Inventory amounts are reported net of such allowances.  Management has recorded a $70,000 and $19,632 inventory allowance as of December 31, 2009 and 2008, respectively.

Advertising Costs

The Company generally expenses advertising costs as incurred.  Advertising expenses charged to operations were $640 and $1,116 in 2009 and 2008, respectively.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Revenue Recognition

The Company recognizes revenues in accordance with the guidelines of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”.  The Company recognizes revenue from product sales when the orders are completed and shipped, provided that collection of the resulting receivable is reasonably assured.  Amounts billed to customers are recorded as sales while the shipping costs are included in cost of sales. Returns of defective custom parts may only be exchanged for replacement parts within 30 days of the invoice date.  Returns of defective parts, may be exchanged for replacement parts or for a refund.  Revenue from non-refundable customer tooling deposits is recognized when the materials are shipped or when the deposit is forfeited, whichever is earlier.  During the third quarter, industry conditions and market forces have necessitated the Company to extend their payment terms in the marketplace; however, this change in terms does not prohibit the Company from recognizing revenue in accordance with SAB No. 104.

Shipping and Handling Costs

The Company’s shipping and handling costs are included in cost of goods sold for all periods presented.

Sales Returns and Allowances

The Company does not allow return of products except for products that were damaged during shipment.  The total amount of returned product is less than 1% of total sales.  The cost of damaged products is netted against sales and cost of goods sold, respectively.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  A substantial amount of the Company’s cash is held in bank accounts in China and is not protected by the Federal Deposit Insurance Corporation (FDIC) insurance or any other similar insurance.  Cash held in China amounted to $6,166,494 (including restricted cash of $2,456,040) and $1,351,348 at December 31, 2009 and 2008, respectively.  Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000.  As of December 31, 2009 and 2008 the Company’s cash balances held at U.S banks was $5,470,520 and $3,741,128 which was $5,220,520 and $3,491,128 in excess of the insured amounts, respectively. Given the current economic environment and the financial conditions of the banking industry there is a risk that deposits may not be readily available or covered by such insurance.  The Company has had no loss on excess cash in domestic or foreign banks in past years.

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

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Taxation on profits earned in China has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in China in which the Company operates after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the country of operations.

The Company accounts for income tax under the provisions of FASB ASC Topic 740, “Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Enterprise income tax

On March 16, 2007, the PRC National People’s Congress passed the PRC Enterprise Income Tax Law (“New EIT Law”) which became effective on January 1, 2008.  Pursuant to the New EIT Law, a unified enterprise income tax rate of 25% and unified tax deduction standards will be applied consistently to both domestic-invested enterprises and foreign-invested enterprises.

Deferred tax assets are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect of deferred tax assets of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets.  The components of the deferred tax assets are individually classified as current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

A provision has not been made at December 31, 2009 for U.S. or additional foreign withholding taxes of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations.  Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances.  It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

The Company recognizes that virtually all tax positions in China are not free of some degree of uncertainty due to tax law and policy changes by the State.  However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current State officials.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2009, is not material to its results of operations, financial condition or cash flows.  The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2008, if recognized, would not have a material effect on its effective tax rate.  The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

Value added tax

The Provisional Regulations of The People’s Republic of China Concerning Value Added Tax promulgated by the State Council came into effect on January 1, 1994.  Under these regulations and the Implementing Rules of the Provisional Regulations of the PRC Concerning Value Added Tax, value added tax is imposed on goods sold in or imported into China and on processing, repair and replacement services provided within China.

Value added tax payable in China is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year.

Taxation on profits earned in the China has been calculated on the estimated assessable profits for the year at rates of taxation prevailing in the municipalities in the China in which the Company operates.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Under the Provisional Regulations of China Concerning Income Tax on Enterprises promulgated by the State Council which came into effect on January 1, 1994, income tax is payable by a Wholly Foreign Owned Enterprises at a rate of 15% of their taxable income.  Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council.  On March 16, 2007, China enacted a new Enterprise Income Tax Law for the purpose of unifying the tax treatment of domestic and foreign enterprises.  This new law eliminates the preferential tax treatment for new Wholly Foreign Owned Enterprises but allows previously granted exemptions to stay in place through 2012, with the exception that the statutory tax rate will increase by 2% per year from 15% in 2006 to 25% by 2012.  The Company did not have any subsidiaries that qualified for any preferred tax treatment.  For income tax purposes, we use 39% blended rate (US Federal and state) for US operations an approximately 10% to 25%, based on the municipality in which the subsidiary resides, for China based operations.  These rates are applied to Net Income before Income Taxes.

Goodwill and Intangibles

The Company evaluates goodwill and other intangible (with indefinite lives) assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other.” Goodwill is recorded at the time of an acquisition and is calculated as the difference between the total consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development (“IPR&D”). Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology, including the valuation of our common stock, (iii) a significant slowdown in the worldwide economy or (iv) any failure to meet the performance projections included in our forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests goodwill and intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period.

The Company performs its annual impairment review of goodwill and intangible assets in December, and when a triggering event occurs between annual impairment tests. The Company recorded no impairment loss for December 31, 2009 or for December 31, 2008.

Research and Development

The Company expenses the cost of research and development as incurred.  No research and development costs were charged to operations during 2009 or 2008.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Non-Cash Equity Transactions

Shares of equity instruments issued for non-cash consideration are recorded at the fair value of the consideration received based on the market value of services to be rendered, or at the value of the stock given, considered in reference to contemporaneous cash sale of stock.

Accounting for Derivatives

The Company evaluates stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, “Derivative Instruments and Hedging: Contracts in Entity’s Own Equity” (“ASC Topic 815-40”).  The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense.  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.  Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

Estimates

The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods.  Actual results may differ from those estimates and such differences may be material to the financial statements.  The more significant estimates and assumptions by management include among others: useful lives and residual values of fixed assets, valuation of inventories, accounts receivable and notes receivable, stock based compensation, valuations of warrant derivative liability, purchase price allocation, and goodwill and intangible assets impairment tests, warranties, and deferred tax assets.  The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Product Warranties

We provide a limited warranty to the original purchasers of our PV solar modules for five years against defects in materials and workmanship under normal use and service conditions following the date of sale, and we provide a warranty that the modules will produce at least 90% of their power output rating during the first 10 years following the date of sale and at least 80% of their power output rating during the following 15 years.  In resolving claims under both the defects and power output warranties, we have the option of either repairing or replacing the covered module or, under the power output warranty, providing additional modules to remedy the power shortfall.  Our warranties are transferable when product remains installed in the original location.  When we recognize revenue for module sales, we accrue a liability for the estimated future costs of meeting our warranty obligations for those modules.  We make and revise this estimate based on the number of solar modules under warranty at customer locations, our historical experience with warranty claims, our in-house testing of our solar modules and our estimated per-module replacement cost.  As of December 31, 2009, our accrued warranty liability was $35,000.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Foreign Currency Transactions and Translation

The Company’s principal country of operations is The People’s Republic of China.  The financial position and results of operations of the Company are determined using the local currency (“Renminbi”) as the functional currency.  The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date.  The results of operations are translated from Renminbi to US Dollar at the weighted average rate of exchange during the reporting period.  The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution.  All translation adjustments resulting from the translation of the financial statements into the reporting currency (“US Dollars”) are dealt with as a component of accumulated other comprehensive income.  Translation adjustments net of tax totaled $64,465 and $192,253, for the years ended December 31, 2009 and 2008, respectively.

As of December 31, 2009 and 2008, the exchange rate was RMB 6.8372 and RMB 6.8542 per U.S. Dollar, respectively.  The average exchange rate for the years ended December 31, 2009 and 2008 was RMB 6.8409 and RMB 6.9623, respectively.

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of December 31, 2009 and 2008 the fair value of cash and cash equivalents, accounts receivable, other receivables, accounts payable, line of credit and other payables approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

Fair Value Measurements

Effective January 1, 2009, the FASB ASC Topic 825 “Financial Instruments,” requires disclosure about fair value of financial instruments.

The FASB ASC Topic 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Various inputs are considered when determining the fair value of the Company’s warrant derivative liability and long-term debt.  The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities.  These inputs are summarized in the three broad levels listed below.

•	Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.

•	Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.).

•	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

The Company adoption of FASB ASC Topic 825 did not have a material impact on the Company’s consolidated financial statements.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs.  The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.  The Company’s had a warrant derivative liability carried at fair value on a recurring basis at December 31, 2009 and 2008.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the year ended December 31, 2009 and 2008, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2009

Warrant Derivative Liability	$-	$1,626,586	$-	$1,626,586
Total	$-	$1,626,586	$-	$1,626,586

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2008

Warrant Derivative Liability	$-	$486,356	$-	$486,356
Total	$-	$486,356	$-	$486,356

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

Compensated Absences

Employees of the Company are entitled to be compensated for absences depending on job classification, length of service, and other factors.  At December 31, 2009 and 2008 the amounts were deemed to be immaterial.

Concentrations, Risks, and Uncertainties

All of the Company’s manufacturing is located in China.  There can be no assurance that the Company will be able to successfully continue to manufacture its products and failure to do so would have a material adverse effect on the Company’s financial position, results of operations and cash flows.  Also, the success of the Company’s operations is subject to numerous contingencies, some of which are beyond management’s control.  These contingencies include general economic conditions, price of raw material, competition, governmental and political conditions, and changes in regulations.  Because the Company is dependent on foreign trade in China, the Company is subject to various additional political, economic and other uncertainties.  Among other risks, the Company’s operations will be subject to risk of restrictions on transfer of funds, domestic and international customs, changing taxation policies, foreign exchange restrictions, and political and governmental regulations.

The Company operates in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between U.S. dollars and the Chinese currency RMB.

At December 31, 2009, two customers accounted for more than 10% of the Company’s accounts receivable, with a total amount of $4,859,000, representing 47.2% of total accounts receivable in aggregate.  These accounts receivable includes sales with extended payment terms due to market conditions and competitive pressures.  In fiscal year end 2009 and 2008, our five largest customers accounted for 79% and 72%, respectively, of our consolidated sales.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

At December 31, 2009, one supplier accounted for more than 10% of the Company’s accounts payable, with a total amount of $1,574,048, representing 11.3% of total accounts payable in aggregate.  Market conditions have allowed the Company to negotiate extended payment periods from this supplier.  Our five largest suppliers in fiscal year end 2009 and 2008 represented approximately 75% of materials purchased by the Company in each of the fiscal years ended 2009 and 2008.

Payments of dividends may be subject to some restrictions due to the fact that the operating activities are conducted in subsidiaries residing in China.

As part of the production process, the Company may be required by its suppliers to advance funds under short-term agreements for tooling and other pre-production costs.  The advances are generally unsecured and may carry interest at the prevailing market rate for short-term instruments.  Such tooling is in most cases, either owned by the supplier or our customers and is generally of value primarily for the specific needs of the Company’s customers.  At December 31, 2009 and 2008, the Company has made advances to its suppliers of $488,395 and $99,824, respectively, for materials and inventory.  The Company in turn requires its customers to provide a non-refundable down payment to offset such startup costs.  As of December 31, 2009 and 2008, the Company has customer deposits of $280,616 and $964,998, respectively.  In the event that a supplier is unable to fulfill its production agreements with the Company, management believes that other suppliers can be found for the Company’s products.  However, a change in suppliers would cause a delay in the production process, and could result in loss of tooling deposits and other supplier advances, which could negatively affect the Company’s operating results.

The Company sells its goods and services internationally, with the majority of its revenue currently being derived from customers in the United States and Europe.  As such, the Company is susceptible to credit risk on accounts and notes receivable from customers.  Generally, the Company does not obtain security from its customers in support of accounts receivable.

Employee benefit costs

According to Chinese regulations on pensions, a company contributes to a defined contribution retirement plan organized by the municipal government in the province in which the Worldwide China subsidiary is registered and all qualified employees are eligible to participate in the plan.  Contributions to the plan are calculated at 30% of the employees’ salaries above a fixed threshold amount, employees contribute 8% and the Worldwide China subsidiary contributes the balance of 22%.  The Chinese government is responsible for the benefit liability to retired employees.  The Company has no other material obligation for the payment of retirement beyond the annual contribution.

Stock Based Compensation

For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity” and FASB ASC Topic 718, “Compensation — Stock Compensation,” we perform an analysis of current market data and historical Company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate.  With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model.  Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our consolidated statements of operations and comprehensive income.  In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements.

Share-based compensation costs that have been included in operating expenses amounted to $384,720 and $128,597 for the years ended December 31, 2009 and 2008, respectively.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Basic and diluted earnings per share

Basic earnings per common stock is computed by dividing net earnings applicable to common stockholders by the weighted-average number of common stock outstanding during the period. Diluted earnings per common stock is determined using the weighted-average number of common stock outstanding during the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method, consisting of shares that might be issued upon exercise of common stock warrants.  In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

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

The FASB ASC Topic 260, Earnings Per Share, requires the Company to include additional shares in the computation of earnings per share, assuming dilution.  The additional shares included in diluted earnings per share represents the number of shares that would be issued if all of the Company’s outstanding dilutive instruments were converted into common stock.

Diluted earnings per share are based on the assumption that all dilutive options were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, options are assumed to be exercised at the time of issuance, and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Basic and diluted earnings per share are the same as there was no dilutive effect of the warrants and stock options for the years ended December 31, 2009 and 2008.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Parent Company Financial Information

Following are condensed parent company only financial information for the years ended December 31, 2009 and 2008:

	2009	2008
BALANCE SHEET
Current assets	$14,455,090	$7,824,236

Total assets	$25,219,687	$11,914,581

Current liabilities	$19,843,063	$3,820,980
Non-current liabilities	-	997,099
Total liabilities	$19,843,063	$4,818,079

Total stockholders’ equity	$5,376,624	$7,096,502

Total liabilities and stockholders’ equity	$25,219,687	$11,914,581

INCOME STATEMENT
Sales	$51,411,067	$39,666,224

Cost of goods sold	46,415,042	36,445,204

Gross profit	$4,996,025	$3,221,020

Other operating expenses and other income (expenses)	6,009,333	2,796,375

Income before income taxes	$(1,013,308)	$424,645

Taxes	683,746	15,110
Net (loss) income	$(1,697,054)	$439,755

Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605): “Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.”  This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting.  This update establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available.  The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after June 15, 2010; however, earlier application is permitted.  The Company has not determined the impact that this update may have on its financial statements.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

In June 2009, the FASB issued guidance which amends certain ASC concepts related to consolidation of variable interest entities.  Among other accounting and disclosure requirements, this guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity.  The Company will adopt this guidance in its first annual and interim reporting periods beginning after November 15, 2009.  The Company has not determined the impact that this guidance may have on its financial statements.

The FASB issued Accounting Standards Update (ASU) No. 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. The FASB believes this ASU clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption - one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature.

The amendments in the ASU are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after March 5, 2010.  The Company has not determined the impact that this guidance may have on its financial statements.

The FASB has issued the following two updates to the Codification:

•	ASU No. 2010-04, Accounting for Various Topics: Technical Corrections to SEC Paragraphs ; and

•	ASU No. 2010-05, Compensation - Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation .

ASU 2010-04 and ASU 2010-05 contain revisions to various “S” Sections in the Codification. These Sections reflect certain rules, regulations, interpretive releases of the SEC, which represent authoritative guidance for SEC registrants. The “S” Sections also include content from certain SEC Staff Accounting Bulletins as well as SEC Staff Announcements and SEC Observer Comments made at EITF meetings.

The technical corrections in ASU 2010-04 primarily reflect revisions to “S” Sections of various Codification Topics related to SEC Staff Announcements, to reflect the appropriate Codification references.

ASU 2010-05 updates paragraph 718-10-S99-2 of Codification Topic 718, Compensation - Stock Compensation, to reflect an SEC Staff Announcement on the SEC staff’s views on overcoming the presumption that escrowed share arrangements represent compensation for certain shareholders. This SEC Announcement codifies the SEC staff view documented in EITF Topic D-110, “Escrowed Share Arrangements and the Presumption of Compensation.”  The Company has not determined the impact that this guidance may have on its financial statements.

The FASB has issued ASU No. 2010-02, Consolidation (Topic 810) – Accounting and Reporting for Decreases in Ownership of a Subsidiary - A Scope Clarification. This ASU clarifies that the scope of the decrease in ownership provisions of Subtopic 810-10 and related guidance applies to:

•	A subsidiary or group of assets that is a business or nonprofit activity;

•	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and

•	An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

ASU 2010-02 also clarifies that the decrease in ownership guidance in Subtopic 810-10 does not apply to: (a) sales of in substance real estate; and (b) conveyances of oil and gas mineral rights, even if these transfers involve businesses.  The Company has not determined the impact that this guidance may have on its financial statements.

2.           GOODWILL

On October 14, 2008, Worldwide Energy and Manufacturing USA, Inc. completed the acquisition of 55% of De Hong.  This was accounted for as a purchase of Detron, where Worldwide has operating control. Detron was consolidated into the consolidated financial statements of Worldwide as of October 1, 2008.

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

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

3.           COMMITMENTS AND CONTINGENCIES

The Company leases its office spaces and certain vehicles under non-cancelable operating leases.  The Worldwide office lease requires increasing annual payments plus a share of operating costs.  Minimum future rental payments under non-cancelable operating leases with remaining terms in excess of one year as of December 31, 2009, in the aggregate and for each of the five succeeding fiscal years are as follows:

Year ended December 31,
	Real Property	Vehicles	Total
2010	$522,806	$11,100	$533,906
2011	485,743	11,100	496,843
2012	407,332	11,100	418,432
2013	238,541	5,136	243,677
2014	-	1,284	1,284

Total minimum future rental payment	$1,654,422	$39,720	$1,694,142

Total rent and lease expense was approximately $585,000 and $275,000 as of December 31, 2009 and 2008, respectively.

The Company has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for the Company’s business and at prevailing market prices.  No material annual loss is expected from these commitments.

The Company has advances to several material and inventory suppliers in the amount of $488,395 which will be offset against future purchases from those suppliers.

The Company has a contingency associated with our capital raises done in 2008 requiring certain milestones to be met. The contingency states:  “If (a) the Company fails to report at least $2,500,000 in EBITDA less noncash expenditures for the fiscal year ending December 31, 2009, as disclosed in the Company’s Form 10-K for the fiscal year ending December 31, 2009 (“2009 Milestone”), the date of disclosure of such 2009 Milestone (“2009 Milestone Date”) and such 10-K, and (b) if the average of the ten closing prices for each of the ten trading days immediately following the 2009 Milestone Date is less than the lesser of the Per Share Purchase Price and the 2008 Milestone Price, which is $4.50 (“2009 Milestone Price”), then, within 13 Trading Days of the 2009 Milestone Date, the Company shall issue to each Purchaser a number of shares of Common Stock equal to the difference between (i) the number of shares of Common Stock issued to such Purchaser on the Closing Date along with any 2008 Milestone Shares issued pursuant to the 2008 Milestone Date, which are none, and (ii) the number of shares of Common Stock that would otherwise have been issuable to such Purchaser on the closing date if the Per Share Purchase Price was equal to the 2009 Milestone Price (“2009 Milestone Shares”).”  Certain shareholders (“CS”) have deposited into an escrow account 1,620,954 shares of common stock to satisfy the issuance of any shares related to the 2009 Milestone Shares. Should a contingency arise, the contingency would be first satisfied by shares issued from the Company’s treasury and should the Company not have sufficient shares available, the CS shares would be forfeited to help satisfy the contingency.  The CS shares are considered to be secondary and not primary consideration in satisfying any potential contingency and are included in outstanding shares and the calculation of earnings per share.  As of December 31, 2009, there are no indications that the milestones have not been met.

During 2009, the Company made several loans totaling approximately $399,000 to the Company’s CEO and the Company’s V.P. and Secretary.  As of December 31, 2009, the balance due was $50,000, with the full balance repaid as of January 5, 2010.  Effective July 30, 2002, Section 402 of the Sarbanes-Oxley Act of 2002 amended the Securities Exchange Act of 1934 to prohibit U.S. and foreign companies with securities traded in the United States from making, or arranging for third parties to make, nearly any type of personal loan to their directors and executive officers.  Violations of the Sarbanes-Oxley loan prohibition are subject to the civil and criminal penalties applicable to violations of the Exchange Act.

The Company is not involved in any legal matters except for the Other Receivables listed in Note 5 and those arising in the normal course of business.  While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which it might involve in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

4.           ACCOUNTS RECEIVABLE

Accounts receivable by major categories are summarized as follows:

	December 31,
	2009	2008

Accounts Receivable – pledged to banks	$5,123,766	$3,385,298
Accounts Receivable – not pledged	7,428,393	1,450,842
	12,552,159	4,836,140
Less: allowances for doubtful accounts	(312,369)	(45,634)
Total	$12,239,790	$4,790,506

Under the terms of a revolving line of credit agreement with Bank of the West indicated in Note 11, the revolving line of credit is secured by 70% of domestic accounts receivable and all business assets of the Company and guaranteed by certain of its officers.

In addition, the Company receives letters of credit from its customers as payment for product shipped.  As of December 31, 2009, the Company has $421,002 of letters of credit which is included in accounts receivable – pledge to banks.

5.           OTHER RECEIVABLES

At December 31, 2008, the Company has other receivables of $185,400 due from a supplier.  In the China legal system we have received a judgment for the total amount in May 2009.  The supplier appealed the judgment, but the original decision was upheld in August 2009.  Management believes there is considerable uncertainty in collecting the judgment and therefore in the fourth quarter of 2009, we established an allowance for the full value of the receivable.

6.   INVENTORIES

Inventories by major categories are summarized as follows:

	December 31,
	2009	2008

Raw materials	$1,466,835	$752,249
Work in progress	285,449	1,107,857
Finished goods	1,976,216	1,914,021
Finished goods - pledged to the bank	908,843	-
	4,637,343	3,774,127
Less: allowances for slowing moving items	(70,000)	(19,362)
Total	$4,567,343	$3,754,765

Under the terms of a revolving line of credit agreement with Bank of the West indicated in Note 11, the revolving line of credit is secured by 50% of inventories and all business assets of the Company and guaranteed by certain of its officers.

7.	PROPERTY AND EQUIPMENT

As of December 31, 2009 and 2008, the Company has $14,993 and $22,437, respectively of property and equipment located in the United States and $2,953,965 and $1,331,102, respectively of property and equipment was located in China.  The Company’s property and equipment consisted of the following:

	December 31,
	2009	2008
Vehicles	$534,594	$248,112
Furniture and fixtures	254,961	100,346
Equipment	535,784	1,107,151
Software	24,923	37,237
Others	249,919	-
Leasehold improvements	466,561	57,669
	2,066,742	1,550,515
Less: accumulated depreciation	(1,120,544)	(627,791)
	946,198	922,724
Construction in progress	2,022,760	430,815

Total	$2,968,958	$1,353,539

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

8.     INTANGIBLE ASSETS

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

9.      NOTES RECEIVABLE

On June 24, 2008, the Company paid $40,680 for an investment in Tomii International (“Tomii”) representing approximately 21.5% equity interest in Tomii.  Tomii is a privately held company that is a development stage entity with no significant operations.  Subsequent to December 31, 2009, Tomii has changed its business model to focus on products that are not compatible with the Company’s business model.  As such, Tomii has agreed to repay the Company’s investment over a two year period at $500 per month for 12 months from April 2010 through March 2011 and $2,890 per month for the remaining 12 months from April 2011 to March 2012.

The Company entered into discussions with Atlantic Energy Services and Atlantic Energy Solutions, Inc (“AES”) with the intent of the Company acquiring AES.  An initial Term sheet was signed by both parties and discussions started in earnest.  A bridge loan (secured by certain personal assets of the AES Chief Executive Officer), from Worldwide was given to AES for $300,000 to be used to ease AES’ cash flow constraints.  The intent of this acquisition was to enter the System Integration sector of Renewable Energy and to provide an additional channel to market for our PV Solar Modules.  During due diligence, the Company determined that the acquisition would not be feasible, ceased the acquisition process, and demanded the return of the bridge loan monies.  To date, the bridge loan monies have not been repaid per the terms agreed upon and therefore the Company has initiated a legal process against AES to foreclose on the security offered as collateral for the loan.  As a result, we have established an allowance for the full value of the loan as of December 31, 2009.

10.           RESTRICTED CASH

During the year ended December 31, 2009, the Company paid $4,478,800 and deposited this amount in an escrow account in the Bank of China for the purpose of registered capital and working capital.  The fund has been transferred to a cash account accessible by the division specifically for facility start-up costs.  The Chinese government requires us to have registered capital in order to complete the project.  Total expenditures related to the project as of December 31, 2009 was $2,022,760 and has been used for land purchase and initial construction expenses.  The factory will be completed in April, 2010.  The balance of restricted cash is $2,456,040.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

11.           LINES OF CREDIT

As of December 31, 2009, the Company has the following lines of credit

Banker	Amount of the credit line	Loan period	Interest rate	Secured by	December 31, 2009

Bank of the West	$2,000,000	5/20/2008 - 5/20/2010	4%	70% Accounts receivable + 50% inventory	$2,000,000

Bank of the West	$1,025,000	5/20/2008 - 6/01/2011	4%	70% Accounts receivable + 50% inventory	$679,167
					$2,679,167

For maturities of long-term loans are as follows as of December 31, 2009

2010	2,679,167

Under the terms of the revolving line of credit agreement with Bank of the West, dated May 20, 2008, the Company could borrow up to $3,025,000 at a rate of prime plus 0.75%.  This rate is subject to change based on the prime rate which was 3.25% as of December 31, 2009.  The revolving line of credit is secured by the assets of the Company and guaranteed by certain of its officers.  Payments on the lines of credit are due monthly and payment varies according to the balance outstanding and interest rate.

The Company can borrow up to $2,000,000 and $1,025,000 within two credit lines.  The maturity date of these two credit lines is May 20, 2010 and June 1, 2011 respectively.  The balance outstanding under both lines of credit as of December 31, 2009 is $2,000,000 and $679,167, respectively.  The Company has approximately $345,833 available under both lines of credit combined.  The Company was not in compliance with its bank covenants at December 31, 2009.  As a result, the entire balance has been reclassified to a current liability.  The Company has the funds to repay these loans if necessary.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

12.           WARRANTS

Accounting for the Warrants

In connection with the Company’s 2008 equity financing (completed on June 23, 2008 and July 24, 2008 (“2008 Financing”), the Company issued 1,111,109 restricted common shares along with warrants to purchase an additional 1,111,109 shares with 722,221 warrants having an exercise price of $7.00 and 388,888 of those warrants having an excise price of $9.00 (“Warrants”).  The Company analyzed the Warrants in accordance with ASC Topic 815 ( a codification of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”) to determine whether the Warrants meet the definition of a derivative under ASC Topic 815 and, if so, whether the Warrants meet the scope exception of ASC Topic 815, which is that contracts issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity shall not be considered to be derivative instruments for purposes of ASC Topic 815.  The provisions of ASC Topic 815 subtopic 40 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“ASC Topic 815 subtopic 40”) applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by ASC Topic 815 and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  Originally the Company concluded that the warrants should be classified as equity.  However, upon subsequent analysis, the Company concluded that the Warrants issued in connection with the 2008 Financing should have been treated as a derivative liability (see Note 22) as the 2008 Financing includes certain milestone provisions which the Company must be in compliance with for each of the years ended December 31, 2009 and 2008 (see Note 3).  If the Company fails to meet these milestones, the Company will be required to issue additional shares of common stock to each purchaser in the 2008 Financing equal to the difference between the original purchase price and the average of the ten closing prices for each of the ten trading days immediately following the milestone date (as defined in the agreement).  In addition, the warrant agreement provides for a price adjustment provision to allow the Conversion Price to be reduced and the number of warrants shares increased in the event the Company fails to meet certain contingencies associated with the 2008 Financing. As these provisions provide for the possible issuance of additional shares which are indeterminable, the Company has subsequently determined that the proper accounting for the Warrants should have been as a derivative liability under ASC Topic 815 (codification of EITF 00-19) (see Note 22).  As a result, the warrant derivatives will be measured at fair value and re-measured at fair value at each reporting date with changes in fair value recorded in earnings under other income/expense in the consolidated statement of operations.  During the year ended December 31, 2009, the Company recorded a loss on warrant re-valuation of $1,140,230.  During the year ended December 31, 2008, the Company recorded a gain on warrant re-valuation of $3,086,371.

Fair Value of the Warrants

Fair value is generally based on independent sources such as quoted market prices or dealer price quotations. To the extent certain financial instruments trade infrequently or are non-marketable securities, they may not have readily determinable fair values. The Company estimated the fair value of the Warrants using a Black Scholes option pricing model and available information that management deems most relevant. The stock price is the closing price of the Company’s stock on the valuation date; the risk free interest rate is based on the U.S. Government Securities average rate for 1 and 2 year maturities on the date of issuance; the volatility is a statistical measure (standard deviation) of the tendency of the Company’s stock price to change over time; the exercise price is the price at which the Warrants can be purchased by exercising prior to its expiration; the dividend yield is not applicable due to the Company not intending to declare dividends; the contractual life is based on the average exercise period of the Warrants; and the fair market value is value of the Warrants based on the Black Scholes model on the valuation date. The following table provides the valuation inputs used to value the Warrants issued in connection with the 2008 Financing.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

2008 Financing Warrants - Valuation Inputs
Attribute	December 31, 2009	December 31, 2008
Stock Price	$5.50	$3.25
Risk Free Interest Rate	2.26 – 2.69%	2.26 – 2.69%
Volatility	81.5 – 87.0%	81.5 – 87.0%
Exercise Price	$7.00 - 9.00	$7.00 - 9.00
Dividend Yield	0%	0%
Contractual Life (Years)	1.0 – 1.5	1.0 – 1.5
Fair Market Value	$1,626,586	$486,356

The following represents a summary of the Warrants outstanding at December 31, 2009 and 2008 and changes during the years then ended:

	2009		2008
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	1,111,109	$7.70	-	$-
Granted	-	-	1,111,109	7.70
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding, end of year	1,111,109	$7.70	1,111,109	$7.70
Exercisable at the end of the year	1,111,109	$7.70	1,111,109	$7.70

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

13.           STOCK TRANSACTIONS

On December 31, 2009, pursuant to a resolution approved by the Company’s Board of Directors, the Company issued a total of 40,000 shares of the Company’s restricted common stock valued at $154,000 (based on a discounted fair market value on the date of grant) to two employees of the Company.  The Company recorded $154,000 stock-based compensation expense for these transactions during the period ending December 31, 2009.

On June 23, 2009, the Company issued a total of 12,100 restricted shares valued at $36,300 (based on a discounted fair market value on the date of grant) for services consisting of 1) 5,000 shares being issued to its outside independent Board of Directors, 2) 4,000 shares being issued for legal services and 3,100 shares being issued to employees in China.  The Company recorded $36,300 stock-based compensation expense for these transactions during the year ending December 31, 2009.

On March 20, 2009, the Company issued 8,000 shares of its common stock in exchange for one unit of JK Advisors Fund LLC, which was distributed to the shareholders of the fund.  On June 23, 2009 the Company and JK advisors mutually agreed to cancel the transaction with no penalties or fees for either party.

On March 6, 2009, the Company issued 120,000 restricted shares of its common stock to consultants, valued at $187,200 (based on a discounted fair market value on the date of grant), for consulting services to be performed during 2009.  The Company amortized the consultancy fee of $187,200 over the 12-month term of the agreement from January 1, 2009 to December 31, 2009.  Total compensation expense under this agreement for the year ended December 31, 2009 was $187,200.

On October 1, 2009, the Company issued 10,000 restricted shares to a consultant, valued at $21,900 (based on a discounted fair market value on the date of grant), for consulting services to performed during the three month period ending December 31, 2009.

On January 2, 2009, a consultant returned 4,000 shares to the Company for the work that was not performed.  There was a $14,680 reduction in stock based compensation and additional paid in capital with this transaction.

On July 24, 2008, the Company received subscriptions for the sale of an aggregate of $252,027 or 56,006 shares of common stock (the “Shares”). Concurrently with the issuance of the Shares, the Company also issued an aggregate of 36,404 Series A Warrants of the Company (the “Series A Warrants”) and an aggregate of 19,602 Series B Warrants of the Company (the “Series B Warrants”). The Series A Warrants are exercisable for a period of 24 months from closing at an exercise price of $7.00 per share.  The Series B Warrants are exercisable for a period of 36 months from the closing at an exercise price of $9.00 per share.  The Series A and Series B Warrants provide the investors with full ratchet anti-dilution protection with relation to the exercise price of the warrant for a period of 18 months from the closing. The Series A and Series B Warrants may not be exercised if, after such exercise, such holder would beneficially own, as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder, more than 9.99% of the number of shares of common stock then issued and outstanding. From these two sales of unregistered securities the Company received proceeds of $4,608,036.  The Company determined that it should allocate the proceeds between equity and a warrant derivative liability based on the Black Scholes model.  Therefore, the Company has allocated $3,572,727 to the warrant derivative liability and $1,035,309 to equity.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

14.           PENSION PLAN AND STOCK OPTION PLAN

The Company established a stock option plan on April 1, 2004 for the benefit of all full-time employees. The Company approved the plan to issue up to 200,000 shares of common stock.  The stock option plan provides employees, consultants and directors the opportunity to purchase shares.  The exercise price of an incentive stock option granted under this plan must be equal to or greater than the fair market value of the shares of the Company’s common stock on the date the option is granted.  The exercise price of a non-qualified option granted under this plan must be equal to or greater than 85% of the fair market value of the shares of the common stock on the date the option is granted.  An incentive stock option granted to an optionee owning more than 10% of the voting stock must have an exercise price equal to or greater than 110% of the fair market value of our common stock on the date the option is granted.  On April 1, 2004, the Board granted options to purchase 200,000 shares at an exercise price of $6.00 per share based on the market price of the shares on the date of grant.  The options fully vested on the date of grant and have a ten year expiration.  As of December 31, 2009 no stock options have been exercised.  A total of 105,283 options have been cancelled or forfeited.  At December 31, 2009, 96,217 option shares remain outstanding.

The Company granted, outside of the plan above, stock options to certain employees of the Company’s solar operations to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $15.00 per share (based on assumptions of the stock price) should the solar operations achieve certain financial milestones for the fiscal year ended December 31, 2010.  The options will vest immediately should the financial milestones be met in 2010 and will have a three year expiration.  Compensation expense will be recorded based on the Black-Scholes option pricing model at the time the performance is met or expected to be met.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

The following represents a summary of the options outstanding at December 31, 2009 and 2008 and changes during the years then ended:

	2009		2008
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	164,908	$6.00	169,091	$6.00
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	(68,691)	-	(4,183)	-
Outstanding, end of year	96,217	$6.00	164,908	$6.00
Exercisable at the end of the year	96,217	$6.00	164,908	$6.00
Weighted average exercise price		$6.00		$6.00

The following table summarizes information concerning currently outstanding and exercisable options as of December 31, 2009:

Exercise price range	Number of options outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number of options exercisable	Weighted average exercise price

$6.00	96,217	4.25 years	$6.00	96,217	$6.00

	96,217	4.25 years	$6.00	96,217	$6.00

15.           RELATED PARTY TRANSACTIONS

The Company paid wages in the amount of $335,000 and $306,000 to certain stockholders, who are also members of the Board of Directors, as of December 31, 2009 and 2008 respectively.

(1) Long term receivable – related party

	December 31,
	2009	2008

Mr. Ding Honglin – Mr. Ding is the General Manager of Shanghai Intech Precision Machinery Co. Ltd – Loan to accommodate partnership separation	$237,305	$260,973

The amounts due from related party are unsecured, interest free and have no fixed repayment dates.

(2) Note receivable from officer

	December 31,
	2009	2008

Mr. Jimmy Wang and Mrs. Mindy Wang, principal stockholders, executive officers and members of the Board of Directors of the Company.	$50,000	$-

The amounts due from a related party are unsecured, interest free and have no fixed repayment dates.  As of January 5, 2010, all amounts were repaid.

(2) Due to a related party

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

	December 31,
	2009		2008

Shanghai Jinde Electro-Mechanical Co. Ltd, the shareholder of Shanghai Intech-Tron Electron-Electric Co., Ltd advanced to Detron for working capital purposes.	$1,246,144		$1,243,024
A relative of Mr. Jimmy Wang and Mrs. Mindy Wang, principal stockholders, executive officers and members of the Board of Directors of the Company	$400,000	(1)	$60,024
	$1,646,114		$1,303,048

The amounts due to a related party are unsecured, interest free and have no fixed repayment dates.

(1) On September 28, 2009, the Company borrowed $400,000 from an employee, who is related to an officer of the Company, for working capital purposes.  The note provides for the Company to make a lump sum payment on September 27, 2010, including interest at an annual rate of 4.25%. The borrowing plus interest of $6,328 was repaid on February 9, 2010.

16.           EARNINGS PER SHARE

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the years ended December 31, 2009 and the same period in 2008, the following were included as potential dilutive shares.  Employee stock options of 96,217 and 164,908, respectively, with an exercise price of $6.00.  Class A warrants to purchase 722,221 common shares at an exercise price of $7.00 and Class B warrants to purchase 388,888 shares at an exercise price of $9.00 of common stock.  Due to the exercise price being in excess of the estimated fair market value of the Company’s stock, using the treasury stock method, all potential dilutive shares were deemed to be anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share:

	For The Years Ended
	December 31,
	2009	2008
Net income (loss) attributable to the common stockholders	$(577,003)	$3,881,316

Basic weighted average outstanding shares of common stock	3,596,851	2,911,599
Dilutive effect of options and warrants	-	-
Diluted weighted average common stock and common stock equivalents	3,596,851	2,911,599

Earnings (loss) per share:
Basic	$(0.16)	$1.33
Diluted	$(0.16)	$1.33

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

17.           OPERATING RISK

Interest rate risk

The interest rates and terms of repayment of bank lines of credit are disclosed in Note 11. Other financial assets and liabilities do not have material interest rate risk.

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

18.           INCOME TAXES

(a)	Income Taxes

For the years ended December 31, 2009 and 2008, income from continuing operations before taxes consists of the following:

	2009	2008
U.S. operations	$(1,013,308)	$424,645
Foreign operations	1,793,564	3,754,497
	$780,256	$4,179,142

Income tax expense attributable to income from continuing operations consists of:

	Current	Deferred	Total
Year ended December 31, 2009:
U.S. federal	$699,384	$(85,356)	$614,028
State and local	100,294	(14,644)	85,650
Foreign jurisdiction	253,322	-	253,322
	$1,053,000	$(100,000)	$953,000

Year ended December 31, 2008:
U.S. federal	$161,559	$-	$161,559
State and local	55,579	-	55,579
Foreign jurisdiction	67,230	-	67,230
	$284,368	$-	$284.368

(b)	Tax Rate Reconciliation

The table below approximately summarizes the reconciliation of the Company’s income tax provision computed at the statutory U.S. Federal rate and the actual tax provision:

	2009	2008
Income tax provision at Federal statutory rate	$273,090	$1,462,699
State income taxes, net of federal benefit	45,957	242,390
U.S. tax rate in excess of foreign tax rate	(202,867)	(950,754)
Nondeductible loss from revaluation of warrant derivative liability	456,092	194,542
Other	380,728	(664,509)
Tax provision	$953,000	$284,368

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

(c)	Significant Components of Current and Deferred Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2009 are presented below.

2009
Deferred tax assets:

Bad debt reserves	$30,732
Depreciation	(2,978)
Compensation	170,670
Other	(98,424)
Total gross deferred tax assets	$100,000

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company’s income tax filings are subject to audit by various taxing authorities.  For federal tax purposes, the Company’s 2005 through 2008 tax years remain open for examination by the tax authorities under the normal three year statute of limitations.  Generally, for state tax purposes, the Company’s 2005 through 2008 tax years remain open for examination by the tax authorities under a four year statute of limitations.  From foreign taxing authorities, the Company is subject to examination by the PRC for the years from 2007.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

19.           SEGMENT INFORMATION

The Company’s operations are classified into two principal reportable segments that provide different products or services.  These two segments are solar and contract manufacturing.  Our solar module division procures and manufactures solar modules for sale to the solar industry.  Our solar industry represents 83% of our business.  The contract manufacturing division purchases and sells a wide variety of manufactured goods from China procured by its subsidiaries or contractors in China to a wide range of customers from different industries.  Although both segments are involved in manufacturing they serve different customers and are managed separately requiring specialized expertise. We determine our operating segments in accordance with FASB ASC Topic 280, “Segment Reporting”.

Segmental Data – Years ended December 31, 2009 and December 31, 2008

Reportable Segments (amounts in thousands)

	December 31, 2009			December 31, 2008
	Solar	Contract Mfg	Total	Solar	Contract Mfg	Disc. Op.	Total

External revenue	47,752	14,460	62,212	31,000	14,914		45,914
Costs of goods	(43,030)	(10,783)	(53,813)	(29,283)	(10,463)		(39,746)
Gross profit	4,722	3,677	8,399	1,717	4,451		6,168

Operating profit	1,452	164	1,616	383	1,188		1,571

Segment accounts receivable	6,990	5,250	12,240	121	4,670		4,791

Segment assets	6,906	27,744	34,650	1,866	17,267		19,133

Expenditures for long-lived assets	1,605	511	2,116	-	768		768

In our solar division, Europe represented approximately 89.9% and South Korea represented approximately 10.0% of our sales in the year ended December 31, 2009.  For the year ended December 31, 2008 Europe represented 99.0% of our business with South Korea representing 1.0% of our total solar sales.  For our contract manufacturing business, the United States represents approximately 40.1% and China represents 59.9% of sales for the year ended December 31, 2009.  For the year ended December 31, 2008, the United States represented 56.5% and China 43.5% of that division’s sales.

In our solar division, the United States represented approximately 49.9%, Europe represented approximately 40.1%, and Asia represented approximately 10.0% of solar accounts receivable as of December 31, 2009.  For our contract manufacturing business, Asia represents approximately 35.9%, the United States represents approximately 32.3%, and Europe represents 31.8% of contract manufacturing accounts receivable as of December 31, 2009.  For the year ended December 31, 2008, Asia represents approximately 71.9% and the United States represents 28.1% of contract manufacturing accounts receivable.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

20.           DISCONTINUED OPERATION

Changchun Chengde Automobile Air-Conditioner Co., Limited, the Company’s wholly owned air-condition factory that makes units for small trucks, ceased its business in May 2008.  The results of operations are recorded under the discontinued operations amounting to $782 for the year ended December 31, 2008.  The discontinued operations incurred a loss on the disposal of $101,982.

21.           SUBSEQUENT EVENTS

In May 2009, the FASB issued accounting guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009.  Accordingly, the Company has evaluated subsequent events for the period from December 31, 2009, the date of these financial statements, through April 15, 2010, which represents the date these financial statements are being issued.  Pursuant to the requirements of FASB ASC Topic 855, we have evaluated the following transactions.

On January 26, 2010, we entered in a securities purchase agreement with certain accredited investors pursuant to which we issued and sold 1,777,777 of our common stock and warrants to purchase an aggregate of 1,777,777 shares of our common stock for an aggregate purchase price of $8,000,000.  Ladenburg Thalmann & Co., LLC acted as the lead placement agent on the private placement.

On February 9, 2010, we entered into an amendment agreement with approximately 74% of such accredited investors to amend the transaction documents to increase the maximum amount of securities sold to $9,000,000.  On February 9, 2010, we entered into a second securities purchase agreement with certain accredited investors pursuant to which we issued and sold 193,179 shares of our common stock for an aggregate purchase price of $869,307.

The warrants are exercisable for a term of five years at an exercise price of $5.65 per share.  The warrants also contain anti-dilution provisions, including but not limited to, if the Company issues shares of its common stock at less than the then existing conversion price, the conversion price of the warrants will automatically be reduced to such lower price and the number of shares to be issued upon exercise will be proportionately increased.  The warrants contain limitations on exercise, including the limitation that the holders may not convert their Series A Warrants to the extent that upon exercise the holder, together with its affiliates, would own in excess of 4.9% of the Company’s outstanding shares of common stock.

In addition, Ladenburg Thalmann & Co., LLC acted as the lead placement agent on the private placement and received warrants to purchase 108,657 shares of common stock at an exercise price of $6.75 (based on 150% of the per share equivalent of $4.50 in the transaction).  The warrants vest immediately and have a five year term.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Additionally, as further consideration for the transaction, we, along with the investors, entered into a make good escrow agreement with certain insiders of the Company who placed an aggregate of 1,970,956 shares of the Company’s common stock into escrow, to be distributed if certain financial milestones of the Company are not met.  Pursuant to the terms of the make good escrow agreement, if the Adjusted EBIDTA reported in the Company’s 2010 Annual Report is less than $4,000,000, then the investors shall be entitled to receive on a “pro rata” basis, determined by dividing each investor’s investment amount by the aggregate of all investment amounts delivered to us by the investors, for no consideration other than their part of their respective investment amount at closing, some or all of the escrow shares determined according to the following formula:

E	Minus	C
((A / B) X D)

For the purposes of the foregoing formula:
A = 2010 Adjusted EBITDA
B = 2010 EBITDA Milestone
C = Total number of shares issued to the selling stockholders
D = 4.50
E = Total Investment Amount

In connection with the review of the 2009 results of operations of the Solar division, the parties are negotiating for a transfer of 49% ownership of the Solar division to the management which would replace the current profit sharing arrangement.  We expect that this transaction will not have a material impact on our financial statements.

22.           RESTATEMENT

Subsequent to September 1, 2009 and after the Company had filed its Annual Report on Form 10-K/A for the year ended December 31, 2008, management determined that its original equity classification of certain warrants granted in connection with the Company’s 2008 equity financing (completed on June 23, 2008 and July 24, 2008), and included in the Company’s previously issued consolidated financial statements was incorrect.  Management has subsequently determined that the warrants granted in connection with the 2008 equity financing should have been recorded as a warrant derivative liability and not as equity.  As a result, the previously issued consolidated financial statements for the year ended December 31, 2008, which are included in its Form 10-K for the year ended December 31, 2008, is being amended to restate the warrant derivative liability classification (see Note 13).

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

In addition, management has determined that certain bonuses earned during 2008 totaling $206,703, were incorrectly recorded in the first quarter ended March 31, 2009 and not accrued as of December 31, 2008. As a result, management is amending its previously issued consolidated financial statements as of December 31, 2008, to properly include the accrued bonus and related bonus expense for the year ended December 31, 2008.

Lastly, management has determined that we had failed to properly classify direct labor and overhead as cost of goods sold for the year ended December 31, 2008. We previously classified the direct labor and overhead as a component of selling, general and administrative expenses, a line item in the consolidated statements of operations of our previously issued consolidated financial statements, in the amount of $621,584.  As a result of identifying the error, we concluded that accounting adjustments were necessary to correct the previously issued financial statements for the year ended December 31, 2008.

As a result of the above, the Company is restating its previously issued consolidated financial statements for the year ended 2008 to correct the errors noted above with the Securities and Exchange Commission within this Annual Report. Accordingly, the accompanying consolidated balance sheet and statements of operations for the period described in the preceding sentence have been retroactively adjusted as summarized below:

Effect of Correction of Derivative Liability and Performance Bonus	As Previously Reported	As Restated	Retroactive Adjustment

At December 31, 2008
LIABILITIES
- Accrued expenses	$867,291	$1,073,994	$206,703	(5)
- Warrant derivative liability	$-	$486,356	$486,356	(1)
- Total current liabilities	$7,125,493	$7,818,552	$693,059	(3)
- Total liabilities	$8,122,592	$8,815,651	$693,059	(3)

RETAINED EARNINGS/EQUITY
- Common stock	$6,108,379	$2,535,652	$(3,572,727)	(2)
- Retained earnings	$3,801,921	$6,681,589	$2,879,668	(6)
- Total stockholders’ equity attributable to Worldwide	$10,397,778	$9,704,719	$(693,059)	(3)
- Total liabilities/stockholders’ equity	$19,133,009	$19,133,009	$-

STATEMENT OF INCOME
Year Ended December 31, 2008
- Cost of goods sold	$39,746,286	$40,367,870	$621,584	(7)
- Gross profit	$6,167,671	$5,546,087	$(621,584)	(7)
- G/A expenses	$3,832,363	$3,417,482	$(414,881)	(5	), (7)
- Total operating expenses	$4,389,883	$3,975,002	$(414,881)	(5	), (7)
- Operating income	$1,777,788	$1,571,085	$(206,703)	(5)
- Other income (expense)	$(129,708)	$2,956,663	$3,086,371	(4)
- Total other income (expenses)	$(478,314)	$2,608,057	$3,086,371	(4)
- Income before income taxes	$1,299,474	$4,179,142	$2,879,668	(6)
- Income before minority interest	$1,015,106	$3,894,774	$2,879,668	(6)
- Income from continuing operations attributable to Worldwide	$999,263	$3,878,931	$2,879,668	(6)
- Net income	$1,001,648	$3,881,316	$2,879,668	(6)
- Comprehensive income	$1,193,901	$4,073,569	$2,879,668	(6)
- Earnings per share	$0.37	$1.33	$1.05

STATEMENT OF STOCKHOLDERS’ EQUITY
At December 31, 2008
- Shares issued at $4.50 per share for raising funds	$4,356,009	$783,282	$(3,572,727)	(2)
- Net income for the year attributable to Worldwide	$1,001,648	$3,881,316	$2,879,668	(6)
- Balance, December 31, 2008	$10,397,778	$9,704,719	$(693,059)	(3)

STATEMENT OF CASH FLOWS
Year Ended December 31, 2008
- Net income	$1,017,491	$3,897,159	$2,879,668	(6)
- Change in warrant derivative liability	$-	$(3,086,371)	$(3,086,371)	(4)
- Accrued expense and acquisition cost	$595,964	$802,667	$206,703	(5)
- Cash used in operating activities	$2,682,044	$2,682,044	$-

(1)           Cumulative effect of change in warrant derivative liability as of the period ended
(2)           Cumulative effect of reclassifying the derivative from equity to warrant derivative liability
(3)           Cumulative effect on results of operations for change in warrant derivative liability and adjustment for certain bonuses
(4)           Period effect on results of operations for change in warrant derivative liability
(5)	Effect of certain bonuses earned in 2008 that were incorrectly recorded in the first quarter ended March 31, 2009 and not accrued as of December 31, 2008
(6)	Total period effect on results of operations for change in warrant derivative liability and adjustment for certain bonuses
(7)	Total period effect on results of operations for reclassification of labor and overhead