Form 10-Q/A
period 2009-03-31
WORLDWIDE ENERGY & MANUFACTURING USA INC
filed 2010-04-16
CIK 1111816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 3)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ]

Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / / No / /

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at April 15, 2010
Common Stock, no par value	5,642,567

PART 1 - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

(a)
The unaudited financial statements of registrant for the three months ended March 31, 2009, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

EXPLANATORY NOTE

This Third Amended Quarterly Report on Form 10-Q/A discloses and discusses the impact and effect of a restatement of our previously filed financial statements for the quarter ended March 31, 2009; and amends Items 1, 2, and 4 of Part I of our Quarterly Report on Form 10-Q previously filed with the SEC on May 14, 2009 and amended on August 19, 2009 and September 1, 2009.  This restatement is necessary due to the original equity classification of certain warrants granted in connection with the Company’s 2008 equity financing (completed on June 23, 2008 and July 24, 2008), and included in the Company’s previously issued consolidated financial statements was incorrect.  Management has subsequently determined that the warrants granted in connection with the 2008 equity financing should have been recorded as a warrant derivative liability and not as equity.  In addition, certain bonuses earned during 2008, were incorrectly recorded in the first quarter ended March 31, 2009 and not accrued as of December 31, 2008.  As a result, our management decided to restate our financial statements to reflect these corrections.

This Third Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2009 amends and restates only those items of the previously filed Quarterly Report on Form 10-Q/A which have been affected by the restatement.  In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment (i) to modify or update such disclosures except as required to reflect the effects of the restatement or (ii) to make revisions to the Notes to the Condensed Consolidated Financial Statements except for those which are required by or result from the effects of the restatement.  For additional information regarding the restatement, see Note 17 to our Condensed Consolidated Financial Statements included in Part I - Item I.  No other information contained in our previously filed Form 10-Q/A for the quarter ended March 31, 2009 has been updated or amended.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
	(Restated)	(Restated)

ASSETS
Current assets:
Cash and cash equivalents	$3,520,399	$5,092,476
Accounts receivables, net of allowances of $272,430 and $45,634, respectively	8,600,995	4,790,506
Notes receivables	149,937	269,507
Inventories	4,665,481	3,754,765
Tax receivable	240,001	-
Advances to suppliers	745,603	99,824
Related parties receivables	439,100	185,400
Prepaid and other current assets	160,069	206,770

Total current assets	18,521,585	14,399,248

Property, plant and equipment, net	2,029,878	1,353,539
Intangible assets	1,101,000	1,101,000
Goodwill	285,714	285,714
Deposits paid for investment	1,551,890	1,724,976
Investment	16,000	-
Other assets	-	7,559

Total assets	$23,506,067	$19,133,009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,563,166	$3,400,253
Accrued expenses	524,468	1,073,994
Bank loan	1,300,000	-
Tax payable	337,951	364,213
Warrant derivative liability	467,854	486,356
Acquisition cost payable	-	285,714
Due to related parties	1,242,248	1,243,024
Customer deposits	133,599	964,998

Total current liabilities	11,569,286	7,818,552

Non-current liabilities
Bank loan-long term portion	877,869	937,075
Loan payable to stockholders	-	60,024
Total non-current liabilities	877,869	997,099

Total liabilities	12,447,155	8,815,651

Worldwide’s Stockholders’ equity
Common stock (No Par Value : 100,000,000 shares authorized;
3,617,512 shares issued and outstanding)	2,724,172	2,535,652
Retained earnings	7,342,383	6,681,589
Deferred stock based compensation	(140,400)	-
Accumulated other comprehensive income	508,513	487,478

Total Worldwide’s stockholders’ equity	10,434,668	9,704,719

Non-controlling interest	624,244	612,639

Total equity	11,058,912	10,317,358

Total liabilities and stockholders’ equity	$23,506,067	$19,133,009
See accompanying notes to unaudited condensed consolidated financial statements.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(UNAUDITED)

	For The Three Months Ended
	March 31.
	2009	2008
	(Restated)
Revenue
Sales, net of returns of $0 in 2009 and $0 in 2008	$10,281,867	$5,404,083

Cost of goods sold	8,562,800	4,394,429
Gross profit	1,719,067	1,009,654

Operating Expenses
Other selling, general and administrative expenses	825,740	545,689
Advertising	415	--
Management and professional fees paid to shareholders (Note 10)	90,000	80,320
Stock based compensation	32,120	110,000
Depreciation	73,176	3,972

Total operating expenses	1,021,451	739,981

Operating income	697,616	269,673

Other Income (expenses)
Interest income	11,113	1,137
Interest expenses	(7,602)	(34,441)
Interest expense paid to shareholders (Note 10)	-	(17,446)
Other income	19,405	-
Exchange gain	3,965	-

Total other income (expenses)	26,881	(50,750)

Net income before income taxes	724,497	218,923
Income taxes (expense)/benefit	(38,546)	11,404

Net income before non-controlling interest	685,951	230,327
Non-controlling interest	(25,157)	-

Net income attributable to the Company	660,794	230,327

Other comprehensive income
Foreign currency translation	21,035	98,423
Comprehensive income attributable to the non-controlling interest	(13,552)	-
Comprehensive income attributable to the Company	$668,277	$328,750

Earnings per share	$0.23	$0.11

Weighted average shares outstanding	2,884,129	2,069,863

See accompanying notes to unaudited condensed consolidated financial statements.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For The Three Months Ended
	March 31,
	2009	2008
	(Restated)
Cash flows from operating activities
Net income	$660,794	$230,327
Income attributable to non-controlling interest	25,157	-
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	73,176	27,830
Allowance for bad debts	226,718	(20,000)
Stock issued for services	32,120	110,000
Gain on warrant re-valuation	(18,502)	-

Changes in operating assets and liabilities:
Accounts receivable	(4,032,814)	(2,543,985)
Inventories	(908,147)	240,934
Income tax receivable	(239,967)	(10,974)
Loan receivable-affiliate	119,892	-
Notes receivable	(645,560)	(987,203)
Prepaid and other current assets	39,200	98,312
Accounts payable	4,363,837	1,826,234
Accrued expense	(565,987)	(12,028)
Income tax payable	(26,444)	(19,344)
Customer deposits	(831,558)	-

Net cash used in operating activities	(1,728,085)	(1,059,897)

Cash flows from investing activities

Loan to related parties	-	(25,987)
Purchase of property and equipment	(760,013)	(26,570)
Deposit paid for investment in subsidiaries	285,714	(40,680)

Net cash used in investing activities	(1,045,727)	(93,237)

Cash flows from financing activities
Proceeds from shareholders loan	-	1,606,954
Repayment of shareholders loan	(60,024)	-
Principal payments on loan term debt	-	(884)
Proceeds from line of credit	1,300,000	-
Repayment of bank loans	(43,749)	(116,962)
Loan from related parties	6,133

Net cash flows provided by financing activities:	1,202,360	1,489,108

Effect of exchange rate changes in cash	(625)	55,331

Net (decrease)/ increase in cash	(1,572,077)	391,305

Cash- beginning of period	5,092,476	2,111,825

Cash- end of period	$3,520,399	$2,503,130

Supplemental disclosure of non cash investing and financing activities:
Interest paid in cash	$-	$51,887
Income taxed paid in cash	$39,564	$-
See accompanying notes to unaudited condensed consolidated financial statements.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.           MANAGEMENT'S REPRESENTATION OF INTERIM FINANCIAL INFORMATION

The accompanying unaudited financial statements have been prepared by Worldwide Energy and Manufacturing USA, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited financial statements at December 31, 2008, as amended, as filed in the Company Form 10-K filed with the Commission on April 15, 2010.

2.           SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements and the restated December 31, 2008 financials included in the 10-K/A filed on September 1, 2009 and August 19, 2009.

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

Accounting for Derivatives

The Company evaluates stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of Financial Accounting Standards Board (“FASB”) Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities’ (“FAS 133”).  The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense.  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.  Financial instruments that are initially classified as equity that become subject to reclassification under FAS 133 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.           SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In addition, the Company evaluated EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, which sets forth conditions that must be met to determine whether the derivative instrument should be classified as equity or classified as a liability.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company’s had a warrant derivative liability carried at fair value on a recurring basis at March 31, 2009.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.           SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the period ended March 31, 2009, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at March 31, 2009

Warrant Derivative Liability	$-	$467,854	$-	$467,854
Total	$-	$467,854	$-	$467,854

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

The Company has a contingency associated with our capital raises done in 2008 requiring certain milestones to be met. The contingency states:  “If (a) the Company fails to report at least $2,500,000 in EBITDA less noncash expenditures for the fiscal year ending December 31, 2009, as disclosed in the Company’s Form 10-K for the fiscal year ending December 31, 2009 (“2009 Milestone”), the date of disclosure of such 2009 Milestone (“2009 Milestone Date”) and such 10-K, and (b) if the average of the ten closing prices for each of the ten trading days immediately following the 2009 Milestone Date is less than the lesser of the Per Share Purchase Price and the 2008 Milestone Price, which is $4.50 (“2009 Milestone Price”), then, within 13 Trading Days of the 2009 Milestone Date, the Company shall issue to each Purchaser a number of shares of Common Stock equal to the difference between (i) the number of shares of Common Stock issued to such Purchaser on the Closing Date along with any 2008 Milestone Shares issued pursuant to the 2008 Milestone Date and (ii) the number of shares of Common Stock that would otherwise have been issuable to such Purchaser on the closing date if the Per Share Purchase Price was equal to the 2009 Milestone Price (“2009 Milestone Shares”).”  In addition, Jimmy and Mindy Wang have deposited 1,620,954 shares of common stock into an escrow account.  Should a contingency arise, the contingency would be first satisfied by shares issued from the Company and should the Company not have sufficient shares available, the Wang shares would be forfeited to help satisfy the contingency.  The Wang shares are considered to be secondary and not primary consideration in satisfying any potential contingency.  As of March 31, 2009, there are no indications that the milestones have not been met.

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

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.           BANK LOANS

As of March 31, 2009, the Company has the following lines of credit:

B Banker		Amount of the credit line	Loan period	Interest rate	Secured by	Balance as of March 31, 2009

B Bank of the West	$	$1,300,000	5/20/2009- 5/20/2010	WallStreet Journal prime + 0.5%	70% Accounts receivable + 50% inventory	$1,300,000
B Bank of the West	$	$1,025,000	5/20/2008 -6/1/2011	WallStreet Journal prime + 0.5%	70% Accounts receivable + 50% inventory	$877,869

T Total loans						$2,177,868
Less : long term portion						(877,869)
						$1,300,000

For maturities of long-term loans are as follows as of March 31, 2009:
June 1, 2011	877,869
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

The Company can borrow up to $2,000,000 and $1,025,000 under the two credit lines. The maturity dates of these two credit lines are May 20, 2010 and June 1, 2011, respectively. The balance outstanding on the first line as of March 31, 2009 is $1,300,000 and $700,000 is still available for used on the line of credit. The second line of credit has a balance of $877,869 as of March 31, 2009 resulting in $147,131 available for use of equipment and facility purchases.  The Company was in compliance with its bank covenants at March 31, 2009.

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

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.           WARRANTS

Accounting for the Warrants

In connection with the Company’s 2008 equity financing (completed on June 23, 2008 and July 24, 2008 (“2008 Financing”), the Company issued 1,111,109 restricted common shares along with warrants to purchase an additional 1,111,109 shares with 722,221 warrants having an exercise price of $7.00 and 388,888 of those warrants having an excise price of $9.00 (“Warrants”).  The Company originally analyzed the Warrants in accordance with FAS 133 to determine whether the Warrants meet the definition of a derivative under FAS 133 and, if so, whether the Warrants meet the scope exception of FAS 133, which is that contracts issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity shall not be considered to be derivative instruments for purposes of FAS 133.  The provisions of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” apply to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by FAS 133 and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  Originally the Company concluded that the warrants should be classified as equity.  However, upon subsequent analysis, the Company concluded that the Warrants issued in the 2008 Financing should have been treated as a derivative liability (see Note 17) as the 2008 Financing includes certain milestone provisions which the Company must be in compliance with for each of the years ended December 31, 2009 and 2008 (see Note 3).  If the Company fails to meet these milestones, the Company will be required to issue additional shares of common stock to each purchaser in the 2008 Financing equal to the difference between the purchase price of $4.50 and the average of the ten closing prices for each of the ten trading days immediately following the milestone date (as defined in the agreement).  In addition, the warrant agreement provides for a price adjustment provision to allow the Conversion Price to be reduced and the number of warrants shares increased in the event the Company fails to meet certain contingencies associated with the 2008 Financing. As these provisions provide for the possible issuance of additional shares which are indeterminable, the Company has subsequently determined that the proper accounting for the Warrants should have been as a derivative liability under EITF 00-19 (see Note 17).  As a result, the warrant derivatives will be measured at fair value and re-measured at fair value at each reporting date with changes in fair value recorded in earnings under other income/expense in the Condensed Consolidated Statement of Operations.  During the three periods ending March 31, 2009 and 2008, the Company recorded a gain on warrant re-valuation of $18,502 and none, respectively (see Note 17).

Fair Value of the Warrants

Fair value is generally based on independent sources such as quoted market prices or dealer price quotations. To the extent certain financial instruments trade infrequently or are non-marketable securities, they may not have readily determinable fair values. The Company estimated the fair value of the Warrants using a Black Scholes pricing model and available information that management deems most relevant. Among the factors considered in determining the fair value of financial instruments; The stock price is the closing price of the Company’s stock on the valuation date; the risk free interest rate is based on the U.S. Government Securities average rate for 1 and 2 year maturities on the date of issuance; the volatility is a statistical measure (standard deviation) of the tendency of the Company’s stock price to change over time; the exercise price is the price at which the warrant can be purchased by exercising prior to its expiration; the dividend yield is not applicable due to the Company not intending to declare dividends; the contractual life is based on the average exercise period of the warrant; and the fair market value is value of the warrants based on the Black Scholes model on the valuation date. The following table provides the valuation inputs used to value the Warrants issued in connection with the 2008 Financing.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.           WARRANTS (CONTINUED)

2008 Financing Warrants - Valuation Inputs
Attribute	March 31, 2009
Stock Price	$3.20
Risk Free Interest Rate	2.26 – 2.69%
Volatility	81.5 – 87.0%
Exercise Price	$7.00 - 9.00
Dividend Yield	0%
Contractual Life (Years)	1.0 - 1.5
Fair Market Value	$467,854

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

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.           SEGMENT INFORMATION (CONTINUED)

Segmental Data – 2009
Reportable Segments
(Amounts in thousands)
	WWMUSA Manufacturing	WWMUSA Solar	Intech Electro	Intech Precision	Shutai Precision	Intech Detron	WM Ningbo	Total
External revenue	1,781	6,412	47	260	218	1,087	477	10,282
Intersegment revenue	-	-	1,215	-	170	-		1,385
Interest income	8	-	-	-	-	-	3	11
Interest expense	-	-	-	-	-	-	-	-
Depreciation	(2)	-	(21)	(8)	(1)	(13)	(28)	(73)
Net (loss) profit after tax	563	-	166	(35)	(33)	31	(24)	668	(1)

Expenditures for long-lived assets	-	-	12	2	1	11	733	760

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

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.           RESTATEMENT

Subsequent to September 1, 2009 and after the Company had filed its Quarterly Report on Form 10-Q/A for the three month period ended March 31, 2009, management determined that its original equity classification of certain warrants granted in connection with the Company’s 2008 equity financing (completed on June 23, 2008 and July 24, 2008), and included in the Company’s previously issued consolidated financial statements was incorrect.  Management has subsequently determined that the warrants granted in connection with the 2008 equity financing should have been recorded as a warrant derivative liability and not as equity.  As a result, the consolidated financial statements for the year ended December 31, 2008, which are included in its Form 10-K for the year ended December 31,  2008, the interim quarters ended June 30, 2008, September 30, 2008, March 31, 2009, June 30, 2009, and September 30, 2009; are being amended to restate the warrant derivative liability classification.

In addition, management has determined that certain bonuses earned during 2008, were incorrectly recorded in the first quarter ended March 31, 2009 and not accrued as of December 31, 2008.  As a result, management is amending its previously issued consolidated financial statements as of December 31, 2008, which will be included in the amended Form 10-K for the year ended December 31, 2008, and the interim consolidated financial statements for the quarter ended March 31, 2009, June 30, 2009 and September 30, 2009, on Form 10-Q, to properly include the accrued bonus and related bonus expense for the year ended December 31, 2008.

Lastly, management has determined that we had failed to properly classify direct labor and overhead as cost of goods sold for the year ended December 31, 2008. We previously classified the direct labor and overhead as a component of selling, general and administrative expenses, a line item in the consolidated statements of operations of our previously issued consolidated financial statements.  As a result of identifying the error, we concluded that accounting adjustments were necessary to correct the previously issued financial statements for the year ended December 31, 2008, which are included in its Form 10-K for the year ended December 31, 2008, and the interim quarters ended March 31, 2008, June 30, 2008, September 30, 2008, March 31, 2009, June 30, 2009, and September 30, 2009.

As a result of the above, the Company has restated its previously issued consolidated financial statements for the year ended 2008 and the interim quarter ended March 31, 2009 to correct the errors noted above and file an amendment to the Company’s Form 10-K for the year ended December 31, 2008 and the Form 10Q for the interim quarter ended March 31, 2009 with the Securities and Exchange Commission.  Accordingly, the accompanying consolidated balance sheet and statements of operations for the period described in the preceding sentence have been retroactively adjusted as summarized below:

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effect of Correction of Derivative Liability and Performance Bonus	As Previously Reported	As Restated	Retroactive Adjustment

At March 31, 2009
LIABILITIES
- Warrant derivative liability	$-	$467,854	$(467,854)	(1)
- Total current liabilities	$11,101,432	$11,569,286	$(467,854)	(1)
- Total liabilities	$11,979,301	$12,447,155	$(467,854)	(1)

RETAINED EARNINGS/EQUITY
- Common stock	$6,296,899	$2,724,172	$3,572,727	(2)
- Retained earnings	$4,237,510	$7,342,383	$(3,104,873)	(3)
- Total WEMU stockholders’ equity	$11,119,570	$10,434,668	$684,902	(1)
- Total equity	$11,743,814	$11,058,912	$684,902	(1)
- Total liabilities/stockholders’ equity	$23,506,067	$23,506,067	$-

STATEMENT OF INCOME
Three Months Ended March 31, 2009
- Cost of goods sold	$8,382,275	$8,562,800	$180,525	(7)
- Gross profit	$1,899,592	$1,719,067	$(180,525)	(7)
- G/A expenses	$1,212,968	$825,740	$(387,228)	(5)
- Total operating expenses	$1,408,679	$1,021,451	$(387,228)	(5)
- Operating income	$490,913	$697,616	$(206,703)	(5)
- Other income	$903	$19,405	$18,502	(4)
- Total other expense	$8,379	$26,881	$18,502	(4)
- Net income before tax	$499,292	$724,497	$225,205	(6)
- Net income before non-controlling interest	$460,746	$685,951	$225,205	(6)
- Net income	$435,589	$660,794	$225,205	(6)
- Comprehensive income	$443,072	$668,277	$225,205	(6)
- Earnings per share	$0.16	$0.23	$0.07	(6)

STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2009
- Net income	$435,589	$660,794	$225,205	(6)
- Accrued expense	$(359,284)	$(565,987)	$(206,703)	(5)
- Warrant derivative liability	$-	$(18,502)	$(18,502)	(4)
- Cash used in operating activities	$(1,728,085)	$(1,728,085)	$-

STATEMENT OF INCOME
Three Months Ended March 31, 2008
- Cost of goods sold	$4,239,033	$4,394,429	$155,396
- Gross profit	$1,165,050	$1,009,654	$(155,396)
- G/A expenses	$701,085	$545,689	$(155,396)
- Total operating expenses	$895,377	$739,981	$(155,396)

(1) Cumulative effect of change in warrant derivative liability as of the period ended
(2) Cumulative effect of reclassifying the derivative from equity to warrant derivative liability
(3)           Cumulative effect on results of operations for change in warrant derivative liability
(4)           Period effect on results of operations for change in warrant derivative liability
(5)	Effect of certain bonuses earned in 2008 that were incorrectly recorded in the first quarter ended March 31, 2009 and not accrued as of December 31, 2008 and change in labor and overhead
(6)	Total period effect on results of operations for change in warrant derivative liability and adjustment for certain bonuses
(7)	Period effect on results of operations for change in labor and overhead

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

As a result of identifying these errors, we concluded that accounting adjustments were necessary to correct the previously issued financial statements for the year ended December 31, 2008 and for each of the quarters for the year ended December 31, 2009.and that the reports we filed with the SEC that included the financial statements that reported the erroneous information for that periods should no longer be relied upon.  Accordingly, we have restated our financial statements for the year ended December 31, 2008 included with our Annual Report on Form 10-K filed with the SEC on April 15, 2010 .

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

Gross profit increased by $709,413, or approximately 70.3% from $1,009,654 in the quarter ending March 31, 2008 to $1,719,067 for the three months ending March 31, 2009,  primarily reflecting  solar module sales in the energy division

Cost of goods sold for the three months ended March 31, 2009 was $8,562,800 compared to $4,394,429 for the same period in 2008.  The increase of $4,168,371 or approximately 94.9% was the result of greater revenues in the energy division.

The gross margin was 16.7% for the three months ending March 31, 2009 compared to 18.7% in the same period in 2008. The decline of 2.0% in gross margin was the result of the Company utilizing more sub-contractors for production of our solar modules along with softness in the price of solar modules.   It is expected that gross margins will improve as the Company continues its transition of becoming a direct manufacturer for its solar module products as the newly established factory becomes operational. Further, the outlook for solar modules margins look to improve as raw material necessary for production of modules are expected to decline and margins to increase.

In the period ending March 31, 2009 there was stock based compensation of $32,120 compared to the non-cash deduction of $110,000 for stock based compensation in 2008. Further the Company had depreciation expense of $73,176 in the period ending March 31, 2009 compared to $3,972 in the same period of 2008, due to the greater amount of depreciable assets owned by the Company.

Net income before taxes for the three months ending March 31, 2009 was $724,497 compared to a net income before taxes of $218,923 in the same quarter of 2008. The increase of $505,574 or approximately 230.9% was largely the result of the increased sales of our solar modules. Net income after tax was $660,794 for the three months ending March 31, 2009 compared to a net income after tax of $230,327 in the same quarter of 2008. The increase of $430,467 or approximately 186.9% was also due to the increased sales of our solar modules.

General and administration expenses for the three months ended March 31, 2009, totaled $825,740 compared to $545,689 in the same quarter in 2008. The increase of $280,051 or approximately 51.3% was due to the establishment of our solar module factory and recent expenses associated with the acquisition of Detron.

LIQUIDITY

The following is a summary of Worldwide’s cash flows from operating, investing, and financing activities during the periods indicated:

	Three months ended March 31,
	2009	2008

Cash at Beginning of Period	$5,092,476	$2,111,825
Operating activities (used)	$(1,728,085)	(1,059,897)
Investing activities(Used)	$(1,045,727)	$(93,237)
Financing activities	$1,202,360	$1,489,108
Net effect on cash	$(625)	$55,331
Cash at End of Period	$3,520,399	$2,503,130

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

For the quarter ending March 31, 2009, net cash used in operations was $1,728,085 compared to net cash used in March of 2008 of $1,059,897. The major factors for this increase in net cash used in operations were the increase in accounts receivables and inventory due to the Company's growth in sales. Net cash used in investing was $1,045,727 in the March 31, 2009 quarter, compared to net cash used of $93,237 in the same period of 2008. This increase was the result of our acquisition of Detron and the establishment of our new solar module factory. The Company anticipates further expansion in 2009 and will finance this growth through Company profitability as well as outside sources of funding if required. Net cash flows provided by financing activities in the March 31, 2009 quarter was $1,202,360 compared to $1,489,108 in 2008.

The Company raised approximately, $4,747,970 on June 23, 2008 and an additional $252,027 on July 24, 2008 for gross proceeds of approximately $5 million, or net proceeds of $4,608,036 after offering expenses. The Company issued 1,111,109 restricted common shares along with warrants to purchase an additional 1,111,109 shares with 722,221 warrants having an exercise price of $7.00 and 388,888 of those warrants having an excise price of $9.00. These funds were used to expand our energy division through the establishment of a new solar module factory announced on November 10, 2008 along the acquisition of a power supply company with designing and R&D capabilities.  Additionally, these funds will be used to provide additional working capital for the solar module factory to purchase raw materials and to expand the solar module business segment.  However, certain contingencies are associated with this sale:

“If (a) the Company fails to report at least $2,500,000 in EBITDA less noncash expenditures for the fiscal year ending December 31, 2009, as disclosed in the Company’s Form 10-K for the fiscal year ending December 31, 2009 (“2009 Milestone”), the date of disclosure of such 2009 Milestone (“2009 Milestone Date”) and such 10-K, and (b) if the average of the ten closing prices for each of the ten trading days immediately following the 2009 Milestone Date is less than the lesser of the Per Share Purchase Price and the 2008 Milestone Price, which is$4.50 (“2009 Milestone Price”), then, within 13 Trading Days of the 2009 Milestone Date, the Company shall issue to each Purchaser a number of shares of Common Stock equal to the difference between (i) the number of shares of Common Stock issued to such Purchaser on the Closing Date along with any 2008 Milestone Shares issued pursuant to the 2008 Milestone Date, which are none,  and (ii) the number of shares of Common Stock that would otherwise have been issuable to such Purchaser on the closing date if the Per Share Purchase Price was equal to the 2009 Milestone Price (“2009 Milestone Shares”).”  In addition, Jimmy and Mindy Wang have deposited 1,620,954 shares of common stock into an escrow account.  Should a contingency arise, the contingency would be first satisfied by shares issued from the Company and should the Company not have sufficient shares available, the Wang shares would be forfeited to help satisfy the contingency.  The Wang shares are considered to be secondary and not primary consideration in satisfying any potential contingency.

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

Under the PCAOB standards, a significant deficiency is a control deficiency, or combination of control deficiencies, that, in Windes’ and management’s judgment, would adversely affect the ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that, in our judgment, results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

As a result of identifying these errors, we concluded that accounting adjustments were necessary to correct the previously issued financial statements for the year ended December 31, 2008 and for each of the quarters for the year ended December 31, 2009.and that the reports we filed with the SEC that included the financial statements that reported the erroneous information for that periods should no longer be relied upon.  Accordingly, we have restated our financial statements for the year ended December 31, 2008 included with our Annual Report on Form 10-K filed with the SEC on April 15, 2010 .

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

We determined that these failures and related re-statements demonstrated the following weaknesses in our internal control over financial reporting:

•
Accounting and Finance Personnel Weaknesses — The Company lacks appropriate resources within the accounting function.  Our accounting staff comprises of few people and the department lacks the required skill set, competence, infrastructure and expertise to meet the higher demands of being a public company.  This lack of resources has led to a lack of segregation of duties and insufficient attention to the internal control process over financial reporting.

•
Reliance on Third-Party Professionals: We retained an individual to provide support and accounting advice to the Company for the year ended December 31, 2008.  We may not have adequately assessed this individual’s qualifications to ascertain his level of experience to render the services for which we retained the individual.  Moreover, we did not adequately monitor the individual’s work and placed undue reliance on its expertise without confirming the accuracy of the finished product.

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

Over the balance of the 2010 year, we will undertake an entity-level review of and test our control procedures and analyze the application of our controls and our control environment generally.  In addition, we plan to hire additional accounting personnel in China with knowledge of proper accounting rules.  We also expect that the audit committee will set a tone for effective entity-wide corporate governance; inspire rigorous, uniform application of our internal controls and provide ongoing oversight of the preparation and review of our financial statements.  In addition, we expect that the audit committee will review and propose improvements to our entity level controls and procedures and other process level controls.  We believe that the audit committee and our new financial professionals will substantially decrease the possibility of the occurrence of errors in our financial statements.

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

We cannot assure you at this time that the actions and remediation efforts we have taken or ultimately will implement will effectively remediate the material weakness described above or prevent the incidence of other significant deficiencies or material weaknesses in our internal control over financial reporting in the future.

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

WORLDWIDE ENERGY AND MANUFACTURING USA, INC.

By:	/s/ JIMMY WANG
Jimmy Wang, CEO and Director (duly authorized officer)

Date: April 15, 2010

By:	/s/ GERALD DECICCIO
Gerald DeCiccio, Chief Financial Officer (principal financial and accounting officer)

Date: April 15, 2010