Form 10-Q/A
period 2009-06-30
WORLDWIDE ENERGY & MANUFACTURING USA INC
filed 2010-04-16
CIK 1111816

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

PART 1 - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

(a)
The unaudited condensed consolidated financial statements of registrant for the three and six months ended June 30, 2009 and 2008 , follow.  The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

EXPLANATORY NOTE

This First Amended Quarterly Report on Form 10-Q/A discloses and discusses the impact and effect of a restatement of our previously filed financial statements for the quarters ended June 30, 2009 and 2008; and amends Items 1, 2 and 4 of Part I of our Quarterly Report on Form 10-Q previously filed on August 19, 2009.  This restatement is necessary due to the original equity classification of certain warrants granted in connection with the Company’s 2008 equity financing (completed on June 23, 2008 and July 24, 2008), and included in the Company’s previously issued consolidated financial statements being incorrect.  Management has subsequently determined that the warrants granted in connection with the 2008 equity financing should have been recorded as a warrant derivative liability and not as equity.  In addition, certain bonuses earned during 2008, were incorrectly recorded in the first quarter ended March 31, 2009 and not accrued as of December 31, 2008.  Also ,we failed to properly classify direct labor and overhead as cost of goods sold for the year ended December 31, 2008. We previously classified the direct labor and overhead as a component of selling, general and administrative expenses, a line item in the consolidated statements of operations of our previously issued consolidated financial statements.  As a result, our management restated our financial statements to reflect these corrections.

This First Amended Quarterly Report on Form 10-Q/A for the quarters ended June 30, 2009 and 2008 amends and restates only those items of the previously filed Quarterly Report on Form 10-Q which have been affected by the restatement.  In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment (i) to modify or update such disclosures except as required to reflect the effects of the restatement or (ii) to make revisions to the Notes to the Condensed Consolidated Financial Statements except for those which are required by or result from the effects of the restatement.  For additional information regarding the restatement, see Note 20 to our Condensed Consolidated Financial Statements included in Part I - Item I.  No other information contained in our previously filed Form 10-Q for the quarters ended June 30, 2009 and 2008 has been updated or amended.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – AS RESTATED

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS	(Restated)	(Restated)
Current assets:
Cash and cash equivalents	$4,111,937	$5,092,476
Accounts receivable, net of allowances of $272,000 and $46,000 at June 30, 2009 and December 31, 2008, respectively	9,061,246	4,790,506
Notes receivable	104,081	269,507
Inventories	4,840,432	3,754,765
Income tax receivable	338,148	-
Advances to suppliers	455,390	99,824
Other receivable	185,400	185,400
Prepaid and other current assets	671,119	206,770

Total current assets	19,767,753	14,399,248

Property and equipment, net	2,050,320	1,353,539
Intangible assets	1,101,000	1,101,000
Goodwill	285,714	285,714
Investment at cost	51,892	51,892
Deposits paid for contracts in process	2,500,000	1,673,084
Long term receivable – related party	253,729	260,973
Other assets	-	7,559

Total assets	$26,010,408	$19,133,009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,492,605	$3,400,253
Accrued expenses	1,046,332	1,073,994
Lines of credit	1,300,000	-
Warrant derivative liability	1,558,752	486,356
Acquisition cost payable	-	285,714
Tax payable	481,468	364,213
Due to related parties	1,242,393	1,243,024
Customer deposits	788,162	964,998

Total current liabilities	14,909,712	7,818,552

Non-current liabilities
Line of credit	848,702	937,075
Loan payable to stockholders	-	60,024
Total non-current liabilities	848,702	997,099

Total liabilities	15,758,414	8,815,651

Commitments and contingencies (Note 3)

Stockholders’ equity
Common stock (No Par Value : 100,000,000 shares authorized;
3,621,612 and 3,493,512 shares issued and outstanding) at June 30, 2009 and December 31, 2008, respectively	2,650,872	2,535,652
Retained earnings	6,270,784	6,681,589
Accumulated other comprehensive income	581,563	487,478

Total equity attributable to Worldwide	9,503,219	9,704,719

Noncontrolling interest	748,775	612,639

Total stockholders’ equity	10,251,994	10,317,358
Total liabilities and stockholders’ equity	$26,010,408	$19,133,009

See accompanying notes to unaudited condensed consolidated financial statements.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME – AS RESTATED
(UNAUDITED)

	For The Six Months Ended		For The Three Months Ended
	June 30 ,		June 30,
	2009	2008	2009	2008
	(Restated)	(Restated)	(Restated)	(Restated)
Revenue
Sales	$20,598,780	$12,245,410	$10,316,913	$6,854,953
Cost of goods sold	17,258,638	10,066,046	8,695,838	5,674,590
Gross profit	3,340,142	2,179,364	1,621,075	1,180,363

Operating Expenses
Selling, general and administrative expenses	1,843,997	1,165,726	1,017,842	621,949
Management and professional fees paid to stockholders	180,000	153,000	90,000	72,680
Stock based compensation	115,220	110,000	83,100	-
Depreciation	162,881	7,834	89,705	3,862

Total operating expenses	2,302,098	1,436,560	1,280,647	698,491

Net operating income	1,038,044	742,804	340,428	481,872

Other Income (expenses)
Interest income	11,157	3,950	44	2,812
Interest expenses	(20,809)	(73,088)	(13,207)	(38,703)
Interest expense paid to stockholders	-	(17,446)	-	-
Other income (expense)	(1,079,388)	189,027	(1,098,793)	189,027
Exchange gain (loss)	5,425	(693)	1,460	(691)

Total other income (expenses)	(1,083,615)	101,750	(1,110,496)	152,445

Income (loss) before income taxes	(45,571)	844,554	(770,068)	634,317
Income taxes	(242,624)	(8,298)	(204,078)	(19,702)

Income (loss) after taxes	(288,195)	836,256	(974,146)	614,615
Net income(loss) from discontinued operations, net of tax	-	8,132	-	(553)
Net income (loss) before noncontrolling interest	(288,195)	844,388	(974,146)	614,062
Net income attributable to noncontrolling interest	(122,610)	-	(97,453)	-

Net income (loss) attributable to Worldwide	(410,805)	844,388	(1,071,599)	614,062

Other comprehensive income
Foreign currency translation, net of tax	107,656	244,440	86,621	146,017
Comprehensive loss to attributable to the noncontrolling interest	(13,571)	-	(19)	-
Comprehensive income (loss)	$(316,720)	$1,088,828	$(984,997)	$760,079

Basic Earnings (loss) per share	$(0.12)	$0.38	$(0.30)	$0.28

Basic Weighted avg. shares outstanding	3,555,855	2,202,490	3,617,512	2,158,525

Diluted Earnings (loss) per share	$(0.12)	$0.38	$(0.30)	$0.28

Diluted Weighted avg. shares outstanding	3,555,855	2,202,490	3,617,512	2,158,525

See accompanying notes to unaudited condensed consolidated financial statements.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) –AS RESTATED

	For The Six Months Ended
	June 30
	2009	2008
Cash flows from operating activities
Net income (loss)	$(288,195)	$844,388
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	162,881	63,407
Allowance for bad debts	226,796	(20,000)
Stock based compensation	115,220	110,000
(Gain) loss on warrant re-valuation	1,072,396	(189,027)

Changes in operating assets and liabilities:
Accounts receivable	(4,352,836)	(1,342,927)
Notes receivable	165,476	-
Inventories	(1,085,510)	(1,428,840)
Income tax receivable	(338,190)	15,769
Advance to Suppliers	(355,272)	69,565
Related party payable	6,497	-
Prepaid and other current assets	116,897	(101,209)
Accounts payable	5,096,026	(475,019)
Accrued expense and acquisition cost payable	(641,487)	(48,783)
Tax payable	117,220	6,221
Customer deposits	(176,385)	(7,328)

Net cash used in operating activities	(158,466)	(2,503,783)

Cash flows from investing activities
Loan to related parties	-	(816,704)
Capital expenditures	(847,124)	(173,142)
Deposits paid for investment in subsidiaries	(1,120,193)	(40,680)

Net cash used in investing activities	(1,967,317)	(1,030,526)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	-	4,356,009
Repayment of loans payable to shareholders	(60,024)	(84,577)
Proceeds / (repayment) from lines of credit	1,300,000	(1,234,882)
Repayment of bank loans	(88,373)	(884)

Net cash flows provided by financing activities:	1,151,603	3,035,666

Effect of exchange rate changes in cash and cash equivalents	(6,359)	126,509

Net decrease in cash and cash equivalents	(980,539)	(372,134)

Cash and cash equivalents- beginning of period	5,092,476	2,111,825

Cash and cash equivalents- end of period	$4,111,937	$1,739,691

Supplemental disclosure of non cash activities:
Stock based compensation expense	$115,220	$110,000

Cash paid during the period for:
Interest paid in cash	$20,809	$51,887
Income tax paid in cash	$47,850	$35,758

See accompanying notes to unaudited condensed consolidated financial statements.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           MANAGEMENT'S REPRESENTATION OF INTERIM FINANCIAL INFORMATION

The accompanying unaudited condensed financial statements have been prepared by Worldwide Energy and Manufacturing USA, Inc. and subsidiaries without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the restated audited financial statements at December 31, 2008 as filed in the Company Form 10-K filed with the Commission on April 15, 2010.

2.           SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the condensed consolidated financial statements and the restated December 31, 2008 financials included in the 10-K/A filed on September 1, 2009 and August 19, 2009 and April 15, 2010 .

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

The Company funded the acquisition with some of the proceeds from its sale of 1,055,103 shares of its common stock for $4,747,970 which took place in June 2008.  Shanghai De Hong Electric and Electronic Company is the holding company for the operating subsidiary Shanghai Intech -Detron Electronic Co. (“Detron”).  Worldwide received 55% control of Detron. Detron is a power supply factory in Shanghai, China with designing and R & D. This was accounted for as a purchase of Detron, where Worldwide has operating control. The Company began to consolidate the operation of Detron into the Company’s consolidated financial statements beginning on October 1, 2008.

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

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.           SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The accompanying consolidated financial statements include Worldwide Energy and Manufacturing USA, Inc., a Colorado corporation and a public company, its operating subsidiary, Worldwide USA, a California corporation, and six subsidiary companies, Shanghai Intech Electro-Mechanical Products Co., Ltd., Shanghai Intech Precision Mechanical Products Ltd., Detron, Ningbo Solar Factory, Nantong Solar Factory and De Hong, owned by Worldwide USA. In accordance with the FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, the Company also consolidates any variable interest entities (VIEs), of which it is the primary beneficiary, as defined.  The Company does not have any VIEs that need to be consolidated. When the Company does not have a controlling interest in an entity, but exerts a significant influence over the entity, the Company applies the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company adopted SFAS No. 160 “Non-Controlling Interest in Consolidated Financial Statements” on January 1, 2009, whereby Non-Controlling Interest (identified as minority interest) is reclassified to Shareholder equity. The Company’s presentation in the accompanying Consolidated balance sheet has $748,775 and $612,639 in Non-Controlling interest as of June 30, 2009 and December 31, 2008 respectively, due to the consolidation of certain Non-Wholly owned subsidiaries.
Comprehensive Income
The Company reports comprehensive income in accordance with FASB ASC Topic 220 “Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

The accumulated other comprehensive income on the consolidated balance sheets at June 30, 2009 and December 31, 2008 are summarized as follows:

	June 30, 2009	June 31, 2008
Accumulated Other Comprehensive Income
Foreign Currency Translation Adjustment	$581,563	$487,478
Total	$581,563	$487,478

The components of comprehensive income on the statements of income and comprehensive income for the three and six month periods ended June 30, 2009 and 2008 are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(Restated)	(Restated)	(Restated)	(Restated)
Other Comprehensive Income
Net Income (loss) attributable to Worldwide	$(1,071,599)	$614,062	$(410,805)	$844,388
Foreign Currency Translation Adjustment	86,621	146,017	107,656	244,440
Comprehensive Income (Loss) attributable to Non-Controlling Interest	(19)	-	(13,571)	-
Total Comprehensive Income	$(984,997)	$760,079	$(316,720)	$1,088,828

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accounts Receivable

Trade accounts receivables are recorded at the invoice amount and do not bear interest. Amounts collected on trade account receivables are included in net cash provided by operations activities in the consolidated cash flow statements. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance management considers historical losses, current receivables aging reports and existing industry and the People’s Republic of China (“PRC”) economic data. The Company reviews its allowances every month. Past due invoices over 90 days and over specific amounts are reviewed individually for collectability. Account receivables are charged off against the allowance after all means of collection have been exhausted and potential for recovery is considered remote. At June 30, 2009 an allowance of $272,000 for doubtful accounts was recorded based on the procedures above. In the period ending June 30, 2008 for both the three and six month period there was a credit for bad debt of $20,000. The Company does not have any off balance sheet credit exposure related to its customers.

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

Long-Lived Assets

In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of June 30, 2009, management has determined there is no such impairment on Long-Lived assets. However, there can be no assurance that demand for the Company’s products or services will continue, which could result in an impairment of Long-Lived assets in the future.

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

Estimates

The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods.  Actual results may differ from those estimates and such differences may be material to the financial statements.  The more significant estimates and assumptions by management include among others:  useful lives and residual values of fixed assets, fair market values of inventory, warrant derivative liability, warranty accrual, and goodwill and intangible assets impairment tests. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company’s had a warrant derivative liability carried at fair value on a recurring basis at June 30, 2009.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the period ended June 30, 2009, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at June 30, 2009

Warrant Derivative Liability	$-	$1,558,752	$-	$1,558,752
Total	$-	$1,558,752	$-	$1,558,752

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

Diluted earnings per share is based on the assumption that all dilutive options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the time of issuance, and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

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

Year ending December 31
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

The Company has a contingency associated with our capital raises done in 2008 requiring certain milestones to be met. The contingency states:  “If (a) the Company fails to report at least $2,500,000 in EBITDA less noncash expenditures for the fiscal year ending December 31, 2009, as disclosed in the Company’s Form 10-K for the fiscal year ending December 31, 2009 (“2009 Milestone”), the date of disclosure of such 2009 Milestone (“2009 Milestone Date”) and such 10-K, and (b) if the average of the ten closing prices for each of the ten trading days immediately following the 2009 Milestone Date is less than the lesser of the Per Share Purchase Price and the 2008 Milestone Price, which is $4.50 (“2009 Milestone Price”), then, within 13 Trading Days of the 2009 Milestone Date, the Company shall issue to each Purchaser a number of shares of Common Stock equal to the difference between (i) the number of shares of Common Stock issued to such Purchaser on the Closing Date along with any 2008 Milestone Shares issued pursuant to the 2008 Milestone Date and (ii) the number of shares of Common Stock that would otherwise have been issuable to such Purchaser on the closing date if the Per Share Purchase Price was equal to the 2009 Milestone Price (“2009 Milestone Shares”).”  In addition, certain shareholders (“CS”) have deposited 1,620,954 shares of common stock into an escrow account.  Should a contingency arise, the contingency would be first satisfied by shares issued from the Company and should the Company not have sufficient shares available, the CS shares would be forfeited to help satisfy the contingency.  The CS shares are considered to be secondary and not primary consideration in satisfying any potential contingency.  As of June 30, 2009, there are no indications that the milestones have not been met.

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

6.           OTHER RECEIVABLES

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

The Company has $18,619 property and equipment located in the United States at June 30, 2009.  At December 31, 2008, $22,437 of property plant and equipment was located in the United States.  Property and equipment for June 30, 2009 was $2,031,701 in the PRC. At December 31, 2008, $1,331,102 of the Company’s property and equipment was located in the PRC. The Company’s property and equipment consisted of the following at June 30, 2009 and December 31, 2008:

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

12.           GOODWILL

On October 14, 2008, Worldwide Energy and Manufacturing USA, Inc. completed the acquisition of 55% of De Hong through acquiring 55% of the outstanding capital stock of De Hong, a China corporation.  This was accounted for as a purchase of Detron, where Worldwide has operating control. Detron was consolidated into the consolidated financial statements of Worldwide as of October 1, 2008 .

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

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Cash	$411,316
Accounts Receivable	1,929,314
Note receivable	226,877
Inventories	774,295
Advances to suppliers	21,703
Prepaid and other current assets	231,967
Property, plant and equipment, net	158,520
Other assets	11,059
Goodwill	285,714
Trade payables	(962,839)
Accrued expenses	(422,943)
Income taxes payable	(29,717)
Related parties payable	(1,015,773)
45% Minority Interest	(596,793)

55% Net assets acquired	$1,022,700

13.           LINES OF CREDIT

As of June 30, 2009, the Company has the following lines of credit:

Banker	Amount of the credit line	Loan period	Interest rate as of 6/30/09	Secured by	Balance as of June 30, 2009

Bank of the West	$2,000,000	5/20/2008- 5/20/2010	4%	70% Accounts receivable + 50% inventory	$1,300,000
Bank of the West	$1,025,000	5/20/2008 -6/1/2011	4%	70% Accounts receivable + 50% inventory	$848,702

Total loans					$2,148,702
Less : long term portion					(848,702)
					$1,300,000

For maturities of long-term loans are as follows as of June 30,

2009	-
2010	848,702
2011	1,300,000
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

The Company can borrow up to $2,000,000 and $1,025,000 within two credit lines. The maturity date of these two credit lines is May 20, 2010 and June 1, 2011 respectively. The balance outstanding under both lines of credit as of June 30, 2009 is $1,300,000 and $848,702, respectively. The Company has approximately $876,298 available on both lines of credit combined. The Company was not in compliance with its bank covenants at June 30, 2009.  As a result, the entire balance has been reclassified to a current liability.  The Company has the funds to repay these loans if necessary.

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

15.           WARRANTS

Accounting for the Warrants

In connection with the Company’s 2008 equity financing (completed on June 23, 2008 and July 24, 2008 (“2008 Financing”), the Company issued 1,111,109 restricted common shares along with warrants to purchase an additional 1,111,109 shares with 722,221 warrants having an exercise price of $7.00 and 388,888 of those warrants having an excise price of $9.00 (“Warrants”).  The Company originally analyzed the Warrants in accordance with FAS 133 to determine whether the Warrants meet the definition of a derivative under FAS 133 and, if so, whether the Warrants meet the scope exception of FAS 133, which is that contracts issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity shall not be considered to be derivative instruments for purposes of FAS 133.  The provisions of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” apply to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by FAS 133 and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  Originally the Company concluded that the warrants should be classified as equity.  However, upon subsequent analysis, the Company concluded that the Warrants issued in the 2008 Financing should have been treated as a derivative liability (see Note 20) as the 2008 Financing includes certain milestone provisions which the Company must be in compliance with for each of the years ended December 31, 2009 and 2008 (see Note 3).  If the Company fails to meet these milestones, the Company will be required to issue additional shares of common stock to each purchaser in the 2008 Financing equal to the difference between the original purchase price and the average of the ten closing prices for each of the ten trading days immediately following the milestone date (as defined in the agreement).  In addition, the warrant agreement provides for a price adjustment provision to allow the Conversion Price to be reduced and the number of warrants shares increased in the event the Company fails to meet certain contingencies associated with the 2008 Financing. As these provisions provide for the possible issuance of additional shares which are indeterminable, the Company has subsequently determined that the proper accounting for the Warrants should have been as a derivative liability under EITF 00-19 (see Note 20).  As a result, the warrant derivatives will be measured at fair value and re-measured at fair value at each reporting date with changes in fair value recorded in earnings under other income/expense in the Condensed Consolidated Statement of Operations.  During the three and six month periods ending June 30, 2009, the Company recorded a loss on warrant re-valuation of $1,090,898 and $1,072,396, respectively.  During the three and six month periods ending June 30, 2008, the Company recorded a gain on warrant re-valuation of $189,027 and $189,027, respectively (see Note 20).

Fair Value of the Warrants

Fair value is generally based on independent sources such as quoted market prices or dealer price quotations. To the extent certain financial instruments trade infrequently or are non-marketable securities, they may not have readily determinable fair values. The Company estimated the fair value of the Warrants using a Black Scholes options pricing model and available information that management deems most relevant. Among the factors considered in determining the fair value of financial instruments: The stock price is the closing price of the Company’s stock on the valuation date; the risk free interest rate is based on the U.S. Government Securities average rate for 1 and 2 year maturities on the date of issuance; the volatility is a statistical measure (standard deviation) of the tendency of the Company’s stock price to change over time; the exercise price is the price at which the warrant can be purchased by exercising prior to its expiration; the dividend yield is not applicable due to the Company not intending to declare dividends; the contractual life is based on the average exercise period of the warrant; and the fair market value is value of the warrants based on the Black Scholes model on the valuation date. The following table provides the valuation inputs used to value the Warrants issued in connection with the 2008 Financing.

2008 Financing Warrants - Valuation Inputs
Attribute	June 30, 2009	June 30, 2008
Stock Price	$5.39	$8.00
Risk Free Interest Rate	2.26 – 2.69%	2.49-2.69%
Volatility	81.5 – 87.0%	86.0%
Exercise Price	$7.00 – 9.00	$7.00 – 9.00
Dividend Yield	0%	0%
Contractual Life (Years)	1.0 – 1.5	1.0 – 1.5
Fair Market Value	$1,558,752	$3,239,483

16.           PENSION PLAN AND STOCK OPTION PLAN

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

17.           RELATED PARTY TRANSACTIONS

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

18.           RELATED PARTY TRANSACTIONS (CONTINUED)

(3)  Loan payable to stockholders

	June 30,	December 31,
	2009	2008
	(unaudited)
Mr. Jimmy Wang and Mrs. Mindy Wang, principal stockholders, executive officers and members of the Board of Directors of the Company	$-	$60,024

The loan payable was for working capital purposes and was fully paid during the six month ended June 30, 2009.

19.           EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted net income per share:

	For The Six Months Ended		For The Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(Restated)	(Restated)	(Restated)	(Restated)
Net income (loss) attributable to the common stockholders	$(410,805)	$844,388	$(1,071,599)	$614,062

Weighted average outstanding shares of common stock	3,555,855	2,202,490	3,617,512	2,158,525
Dilutive effect of options and warrants	-	-	-	-
Common stock and common stock equivalents	3,555,855	2,202,490	3,617,512	2,158,525

Earnings per share:
Basic	$(0.12)	$0.38	$(0.30)	$0.28
Diluted	$(0.12)	$0.38	$(0.30)	$0.28

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

20.           RESTATEMENT

Subsequent to August 19, 2009 and after the Company had filed its Quarterly Report on Form 10-Q/A for the three and six month periods ended June 30, 2009 and 2008, management determined that its original equity classification of certain warrants granted in connection with the Company’s 2008 equity financing (completed on June 23, 2008 and July 24, 2008), and included in the Company’s previously issued consolidated financial statements was incorrect.  Management has determined that the warrants granted in connection with the 2008 equity financing should have been recorded as a warrant derivative liability and not as equity.  As a result, the previously issued consolidated financial statements for the year ended December 31, 2008, which are included in its Form 10-K for the year ended December 31,  2008, the interim quarters ended June 30, 2008, September 30, 2008, March 31, 2009, and June 30, 2009,; are being amended to restate the warrant derivative liability classification.

In addition, management has determined that certain bonuses earned during 2008 totaling $206,703, were incorrectly recorded in first quarter ended March 31 2009 and not accrued as of December 31, 2008.  As a result, management is amending its previously issued consolidated financial statements as of December 31, 2008, which will be included in the amended Form 10-K for the year ended December 31, 2008, and the interim consolidated financial statements for the quarter ended March 31, 2009, and June 30, 2009, on Form 10-Q, to properly include the accrued bonus and related bonus expense for the year ended December 31, 2008.

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

As a result of the above, the Company has restated its previously issued consolidated financial statements for the year ended 2008 and the interim quarters ended June 30, 2008, and June 30, 2009 to correct the errors noted above and file an amendment to the Company’s Form 10-K for the year ended December 31, 2008 and the Form 10Q for the interim quarters ended June 30, 2008 and June 30, 2009 with the Securities and Exchange Commission.  Accordingly, the accompanying consolidated balance sheets and statements of operations for the periods described in the preceding sentence have been retroactively adjusted as summarized below:

Effect of Correction of Derivative Liability and Performance Bonus	As Previously Reported	As Restated	Retroactive Adjustment

At June 30, 2009
LIABILITIES
- Warrant derivative liability	$-	$1,558,752	$1,558,752	(1)
- Total current liabilities	$13,350,960	$14,909,712	$1,558,752	(1)
- Total liabilities	$14,199,662	$15,758,414	$1,558,752	(1)

RETAINED EARNINGS/EQUITY
- Common stock	$6,223,599	$2,650,872	$(3,572,727)	(2)
- Retained earnings	$4,256,809	$6,270,784	$2,013,975	(3)
- Total WEMU stockholders’ equity	$11,061,971	$9,503,219	$(1,558,752)	(1)
- Total equity	$11,810,746	$10,251,994	$(1,558,752)	(1)
- Total liabilities/stockholders’ equity	$26,010,408	$26,010,408	$-

At June 30, 2008
LIABILITIES
- Warrant derivative liability	$-	$3,239,483	$3,239,483	(1)
- Total current liabilities	$2,702,527	$5,942,010	$3,239,483	(1)
- Total liabilities	$3,116,762	$6,356,245	$3,239,483	(1)

RETAINED EARNINGS/EQUITY
- Common stock	$4,736,755	$1,308,245	$(3,428,510)	(2)
- Retained earnings	$3,905,473	$4,094,500	$189,027	(3)
- Total stockholders’ equity	$9,181,893	$5,942,410	$(3,239,483)	(1)
- Total liabilities/stockholders’ equity	$12,298,655	$12,298,655	$-

STATEMENTS OF INCOME
Three Months Ended June 30, 2009
- Cost of goods sold	$8,515,313	$8,695,838	$180,525	(7)
- Gross profit	$1,801,600	$1,621,075	$(180,525)	(7)
- S,G&A expenses	$1,198,367	$1,017,842	$(180,525)	(7)
- Total operating expenses	$1,461,172	$1,280,647	$(180,525)	(7)
- Other income (expense)	$(7,895)	$(1,098,793)	$(1,090,898)	(4)
- Total other income (expense)	$(19,598)	$(1,110,496)	$(1,090,898)	(4)
- Income (loss) before income taxes	$320,830	$(770,068)	$(1,090,898)	(4)
- Income (loss) after taxes	$116,752	$(974,146)	$(1,090,898)	(4)
- Net income (loss) before non-controlling interest	$116,752	$(974,146)	$(1,090,898)	(4)
- Net income (loss)	$19,299	$(1,071,599)	$(1,090,898)	(4)
- Comprehensive income (loss)	$105,901	$(984,997)	$(1,090,898)	(4)
- Earnings (loss) per share	$0.01	$(0.30)	$(0.31)

Six Months Ended June 30, 2009
- Cost of goods sold	$16,897,588	$17,258,638	$361,050	(7)
- Gross profit	$3,701,192	$3,340,142	$(361,050)	(7)
- S,G&A expenses	$2,411,750	$1,843,997	$(567,753)	(5)
- Other income (expense)	$(6,992)	$(1,079,388)	$(1,072,396)	(4)
- Total other income (expense)	$(11,219)	$(1,083,615)	$(1,072,396)	(4)
- Income (loss) before income taxes	$820,122	$(45,571)	$(865,693)	(6)
- Income (loss) after taxes	$577,498	$(288,195)	$(865,693)	(6)
- Net income (loss) before non-controlling interest	$577,498	$(288,195)	$(865,693)	(6)
- Net income (loss)	$454,888	$(410,805)	$(865,693)	(6)
- Comprehensive income (loss)	$548,973	$(316,720)	$(865,693)	(6)
- Earnings (loss) per share	$0.13	$(0.12)	$(0.25)	(6)

Three Months Ended June 30, 2008
- Cost of goods sold	$5,519,194	$5,674,590	$155,396	(7)
- Gross profit	$1,335,759	$1,180,363	$(155,396)	(7)
- S,G&A expenses	$777,345	$621,949	$(155,396)	(7)
- Total operating expenses	$853,887	$698,491	$(155,396)	(7)
- Other income (expense)	$-	$189,027	$189,027	(4)
- Total other income (expense)	$36,582)	$152,445	$189,027	(4)
- Income (loss) before income taxes	$445,290	$634,317	$189,027	(4)
- Income (loss) after taxes	$425,588	$614,615	$189,027	(4)
- Net income (loss) before non-controlling interest	$425,035	$614,062	$189,027	(4)
- Net income (loss)	$425,035	$614,062	$189,027	(4)
- Comprehensive income (loss)	$571,052	$760,079	$189,027	(4)
- Earnings (loss) per share	$0.20	$0.28	$0.08	(6)

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Six Months Ended June 30, 2008
- Cost of goods sold	$9,755,254	$10,066,046	$310,792	(7)
- Gross profit	$2,490,156	$2,179,364	$(310,792)	(7)
- S,G&A expenses	$1,476,518	$1,165,726	$(310,792)	(7)
- Total operating expenses	$1,747,352	$1,436,560	$(310,792)	(7)
- Other income (expense)	$-	$189,027	$189,027	(4)
- Total other income (expense)	$(87,277)	$101,750	$189,027	(4)
- Income (loss) before income taxes	$655,527	$844,554	$189,027	(4)
- Income (loss) after taxes	$647,229	$836,256	$189,027	(4)
- Net income (loss) before non-controlling interest	$655,361	$844,388	$189,027	(4)
- Net income (loss)	$655,361	$844,388	$189,027	(4)
- Comprehensive income (loss)	$899,801	$1,088,828	$189,027	(4)
- Earnings (loss) per share	$0.29	$0.38	$0.09	(6)

STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2009
- Net income	$454,888	$(410,805)	$(865,693)	(6)
- Accrued expense	$(434,784)	$(641,487)	$(206,703)	(5)
- Warrant derivative liability	$-	$1,072,396	$1,072,396	(4)
- Cash used in operating activities	$(158,466)	$(158,466)	$-	(4)

Six Months Ended June 30, 2008
- Net income	$655,361	$844,388	$189,027	(4)
- Warrant derivative liability	$-	$(189,027)	$(189,027)	(4)
- Cash used in operating activities	$(2,503,783)	$(2,503,783)	$-	(4)

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

21.           OPERATING RISK

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

22.           SEGMENT INFORMATION

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

Segmental Data – Three months ended June 30, 2009 and June 30, 2008

Reportable Segments
(amounts in thousands)

	June 30, 2009			June 30, 2008
	WEMU Solar	Wemu Contract Mfg	Total	WEMU Solar	Wemu Contract Mfg	Discont. Operation	Total
External revenue	7,500	2,817	10,317	2,519	4,336		6,855
Costs of goods	6,693	2,003	8,696	2,070	3,605		5,675
Gross profit	807	814	1,621	436	744		1,180
G/A Expense	487	531	1,018	271	351		622
Operating profit	319	21	340	165	317		482
Interest income	0	0	0	-	3		3
Interest expense	-	(13)	(13)	-	(39)		(39)
Depreciation	(20)	(70)	(90)	(4)			(4)
Other income (expense)	(1,098)	-	(1,098)	189	-		189
Net profit (loss) after tax	(717)	(257)	(974)	424	191	8	615

Expenditures for long-lived assets	733	27	760	27	-		27

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

Segmental Data – Six months ended June 30, 2009 and June 30, 2008

Reportable Segments
(amounts in thousands)
	June 30, 2009			June 30, 2008
	WEMU Solar	Wemu Contract Mfg	Total	WEMU Solar	Wemu Contract Mfg	Discont. Operation	Total
External revenue	13,901	6,698	20,599	5,791	6,441	13	12,245
Costs of Goods	12,596	4,663	17,259	5,078	4,988		10,066
Gross profit	1,793	1,547	3,340	713	1,466		2,179
G/A expense	1,243	601	1,844	488	678		1,166
Operating income	897	141	1,038	225	517		742
Interest income	1	10	11	-	4		4
Interest expense	-	(21)	(21)	-	(73)		(73)
Depreciation	(56)	(107)	(163)	(4)	(4)		(8)
Other income (expense)	(1,079)	-	(1,079)	189	-		189
Net profit (loss) after tax	(224)	(64)	(288)	406	421	9	836

Expenditures for long-lived assets	753	94	847	173	-		173

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

Our management has carefully considered these factors and during 2004 made the strategic decision to move our Company away from our historical complete reliance on subcontractors. The future trend of these decisions is to control our entire production process and improve profit margins. At the beginning of 2005 we did not own any of our own factories and used as our suppliers of materials and labor approximately 100 factories in China, mostly in Shanghai or the surrounding area. Since 2005 we have acquired an electronics factory, a die-casting and machining factory through leasing an existing facility from a former vendor and initially invested $500,000 to upgrade the equipment and manufacturing buildings, a recently announced power supply company with designing and R & D capabilities and a solar module factory on November 10, 2008.  In these transactions we acquired assets, the expertise of the employees, the managers of the factories, and a portion of the existing customers of those factories with the exception of the solar module factory which we established on our own. As a result, as of November 10, 2008, we own and operate four factories that we now use for the manufacture of certain product lines that we historically had to subcontract, and we are using the services of approximately 40 subcontractors to manufacture those product lines for which we do not have our own manufacturing capabilities.

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

As a result of identifying these errors, we concluded that accounting adjustments were necessary to correct the previously issued financial statements for the year ended December 31, 2008 and for each of the quarters for the year ended December 31, 2009.and that the reports we filed with the SEC that included the financial statements that reported the erroneous information for that periods should no longer be relied upon.  Accordingly, we have restated our financial statements for the year ended December 31, 2008 included our Annual Report on Form 10-K filed with the SEC on April 15, 2010 .

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

Net sales for the six month period ending June 30, 2009 was $20,598,780 compared to sales of $12,245,410 in six month period ending June 30, 2008.  The increase of $8,353,370 or approximately 68.2% was the result of an increase in orders in our energy division The Company continues to focus on its marketing of its solar module by establishing a sales team in China and the United States. This effort has resulted in increases in sales of our solar modules.  For six months ending June 30, 2009 the Company had revenues from its solar modules of $13,901,000 compared to solar module sales of $5,790,747 for the same period in 2008 an increase of $8,110,253 or 140.1%. Solar modules revenues comprise approximately 67.5% of the Company's gross sales in the six month period ending June 30, 2009 compared to 47.3 % in the same period of 2008. Net sales for our contract manufacturing business was $6,697,780 for six months ending June 30, 2009 compared to net sales in contract manufacturing for the same period in 2008 was $6,454,663 (including $13,000 from discontinued operations).The increase in contract manufacturing sales of $243,117 or 3.8% is the result of the Company’s focus on solar and the decline in overall market conditions for contract parts.

The Company will continue to focus on the expansion of its renewable energy division by the continued development of its newly established solar factory in Ningbo, China as well as the continued quality enhancements of its solar module brand, "Amerisolar".

Gross profit increased by $440,712, or approximately 37.3% from $1,180,363 in the quarter ending June 30, 2008 to $1,621,075 for the three months ending June 30, 2009, reflecting solar module sales in the energy division. The gross profit for solar module sales was $807,030 for the three months ended June 30, 2009 compared to $436,427 in the same period of 2008. This represents an increase of $370,603 in gross profit for our energy division or approximately 84.9%.  The gross profit for contract manufacturing for the three months ended June 30, 2009 was $814,045 compared to $743,936 in the same period of 2008 an increase of $70,109 or 9.4%.

For the six months ending June 30, 2009 gross profit was $3,340,142 compared to gross profit of $2,179,364 in the same period in 2008. This represents an increase of $1,160,778 or approximately 53.3% due to our energy division. The gross profit for the six months ended June 30, 2009 for the solar division was $1,793,053 compared to $712,730 in the same period of 2008. This represent an increase of $1,080,323 in gross profit in the six month ended June 30, 2009 or approximately 151.6% increase.  The gross profit for contract manufacturing for the six months ended June 30, 2009 was $1,547,089 compared to $1,466,634 in the same period of 2008 an increase of $80,455 or 5.5%.

Cost of goods sold for the three months ended June 30, 2009 was $8,695,838 compared to $5,674,590 for the same period in 2008.  The increase of $3,021,248 or approximately 53.2% was the result of greater revenues in the energy division.  The cost of goods for solar modules for quarter ending June 30, 2009 was $6,692,530 compared to $2,069,550 for the same period in 2008. The increase of $4,622,980 or 223.4% reflects higher sales. The costs of goods sold for contract manufacturing was $2,003,308 for the quarter ending June 30, 2009 compared to cost of goods sold of $3,605,0404 the decrease of $1,601,732 or 44.4% reflects slower sales in this division.

Cost of goods sold for the six months ended June 30, 2009 was $17,258,638 compared to $10,066,046 for the same period in 2008.  The increase of $7,192,592 or approximately 71.5% was the result of greater revenues in the energy division. The cost of goods for solar modules for six months ending June 30, 2009 was $12,596,045 compared to $5,078,017 for the same period in 2008. The increase of $7,518,028 or 148.1% reflects higher sales. The costs of goods sold for contract manufacturing was $4,662,593 for the six months ending June 30, 2009 compared to cost of goods sold of $4,988,029 in the same period of 2008. The decrease of $325,436 or 6.5% reflects slower sales in this division.

The gross margin was 15.7% for the three months ending June 30, 2009 compared to 17.2% in the same period in 2008. The decline of 1.5% in gross margin was the result of the Company experiencing declines in contract manufacturing margins due to the downturn in the economy. The gross margin for solar for the quarter ending June 30, 2009 was 10.8% compared to 17.4% .This decline of 6.6% was due to the decline in prices of solar modules. The gross margin for contract manufacturing for the quarter ending June 30, 2009 was 28.9% compared to 13.6% in the same period in 2008. The improvement of gross margin in contract manufacturing was 15.3% was due to improve margins at the power supply factory.

The gross margin was 16.2% for the six months ending June 30, 2009 compared to 17.8% in the same period in 2008.  The decline of 1.6% in gross margin was the result of the decline in prices for our solar modules due to the economy. Our gross margins on our solar business were approximately 12.9% for the six month period ending June 30, 2009 and 12.3% in the period ending June 30 2008.  Gross margins for our contract manufacturing for the six months ended June 30, 2009 was 23.1% compared to 22.7%.It is expected that gross margins will improve as the outlook for our contract cast manufacturing business looks to improve. Further our solar module margins are expected to improve as demand is expected to improve.

In the six month period ending June 30, 2009 there was stock based compensation of $115,220 compared to the non-cash deduction of $110,000 for stock based compensation in 2008. Further the Company had depreciation expense of $162,881 in the six month period ending June 30, 2009 compared to $7,834 in the same period of 2008, due to the greater amount of depreciable assets owned by the Company.

Net loss after tax for the three months ending June 30, 2009 was $1,071,599 compared to a net profit of $614,062 for the three months ended June 30, 2008. The decrease of $1,685,661 or approximately 274.5% was the result of income taxes of $204,078 being due in the quarter compared to income taxes of $19,702 in the same period of 2008 and the effect of the change in the warrant derivative liability of $1,279,925 from an expense of $1,090,898 in the three months ended June 30, 2009 compared to income of $189,027 in the same period of 2008.

Net loss after tax for the six months ending June 30, 2009 was $410,805 compared to a net profit of $844,388 for the six months ended June 30, 2008. The decrease of $1,255,193 or approximately 148.7% was the result of income taxes of $242,624 being due in the quarter compared to income taxes of $8,298 in the same period of 2008 and the effect of the change in the warrant derivative liability of $1,261,423 from an expense of $1,072,396 in the three months ended June 30, 2009 compared to income of $189,027 in the same period of 2008.

General and administration expenses for the three months ended June 30, 2009, totaled $1,017,842 compared to $621,949 in the same quarter in 2008. The increase of $395,893 or approximately 63.7% was due to the establishment of our energy division. General and administration expenses were $487,303 for period ending June 30, 2009 compared to $270,915 in the same period in 2008 an increase of $216,388 or 79.9% for our solar module division as this division continues to grow. General and administration expenses for the three months ended June 30, 2009 for our contract manufacturing division was $530,539 compared to $351,034 in the same period of 2008. The increase of $179,505 or 51.1% was due to increase costs for being public.

For the six month period ending June 30, 2009 general and administration expenses was $1,843,997 compared to $1,165,726 in the same period in 2008. This increase of $678,271 or approximately 58.2% reflects the establishment of our energy division. General and administration expenses were $1,243,328 for six month period ending June 30, 2009 compared to $487,567 in the same period in 2008 an increase of $755,761 or 155.0% for our solar module division as this division continues to grow. General and administration expenses for the six month period ended June 30, 2009 for our contract manufacturing division was $600,669 compared to $678,159 in the same period of 2008. The decrease of $77,490 or 11.4% was due to some costs control measures.

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

The Company funded its growth largely from its proceeds of $4,747,970 from the sale on June 23, 2008 of 1,055,103 shares of its common stock, and from additional sale of $252,027 or 56,007 shares of common stock later in 2008.  This was used to help fund these new acquisitions and to provide additional working capital for the Company. The Company netted $4,356,009 from the sales of these securities.

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

The Company raised approximately, $4,747,970 on June 23, 2008 and an additional $252,027 on July 24, 2008 for gross proceeds of approximately $5,000,000, or net proceeds of $4,356,009 after offering expenses. The Company issued 1,111,109 restricted common shares along with warrants to purchase an additional 1,111,109 shares with 722,221 warrants having an exercise price of $7.00 and 388,888 of those warrants having an excise price of $9.00. These funds were used to expand our energy division through the establishment of a new solar module factory announced on November 10, 2008 along the acquisition of a power supply company with designing and R&D capabilities.  Additionally, these funds will be used to provide additional working capital for the solar module factory to purchase raw materials and to expand the solar module business segment.  However, certain contingencies are associated with this sale:

If (a) the Company fails to report at least $2,500,000 in EBITDA less noncash expenditures for the fiscal year ending December 31, 2009, as disclosed in the Company’s Form 10-K for the fiscal year ending December 31, 2009 (“2009 Milestone”), the date of disclosure of such 2009 Milestone (“2009 Milestone Date”) and such 10-K, and (b) if the average of the ten closing prices for each of the ten trading days immediately following the 2009 Milestone Date is less than the lesser of the Per Share Purchase Price and the 2008 Milestone Price, which is$4.50 (“2009 Milestone Price”), then, within 13 Trading Days of the 2009 Milestone Date, the Company shall issue to each Purchaser a number of shares of Common Stock equal to the difference between (i) the number of shares of Common Stock issued to such Purchaser on the Closing Date along with any 2008 Milestone Shares issued pursuant to the 2008 Milestone Date, which are none,  and (ii) the number of shares of Common Stock that would otherwise have been issuable to such Purchaser on the closing date if the Per Share Purchase Price was equal to the 2009 Milestone Price (“2009 Milestone Shares”).  In addition, certain shareholders (“CE”) have deposited 1,620,954 shares of common stock into an escrow account.  Should a contingency arise, the contingency would be first satisfied by shares issued from the Company and should the Company not have sufficient shares available, the CE shares would be forfeited to help satisfy the contingency.  The CE shares are considered to be secondary and not primary consideration in satisfying any potential contingency.

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

In connection with the audit for the fiscal year ended December 31, 2008, Child Van Wagner (“Child”), our independent registered public accounting firm, noted matters involving our internal controls that it considered to be significant deficiencies, and taken together constitute a material weakness, under the standards of the Public Company Accounting Oversight Board, or PCAOB. Under the PCAOB standards, a significant deficiency is a control deficiency, or combination of control deficiencies, that, in Child’s judgment, would adversely affect the ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that, in Child’s judgment, results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The material weaknesses identified by were as follows:

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

As a result of identifying these errors, we concluded that accounting adjustments were necessary to correct the previously issued financial statements for the year ended December 31, 2008 and for each of the quarters for the year ended December 31, 2009.and that the reports we filed with the SEC that included the financial statements that reported the erroneous information for that periods should no longer be relied upon.  Accordingly, we have restated our financial statements for the year ended December 31, 2008 included our Annual Report on Form 10-K filed with the SEC on April 15, 2010.

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

Changes in Internal Control Over Financial Report

In our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008 (the “Annual Report”), our management reported that, as of the date of such report, our internal control over financial reporting was not effective. In the first quarter of fiscal 2009, the Company employed an outside consultant to assist us with the self-assessment required by Section 404 of the Sarbanes-Oxley Act of 2002 of our internal controls and procedures. However, upon review of the work product, our management determined that the prepared documentation did not contain sufficient detail. The Company will hire additional consultants to help management refine such documentation.

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