Form 10-Q/A
period 2009-09-30
WORLDWIDE ENERGY & MANUFACTURING USA INC
filed 2010-04-16
CIK 1111816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10- Q/A

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

EXPLANATORY NOTE

This First Amended Quarterly Report on Form 10-Q/A discloses and discusses the impact and effect of a restatement of our previously filed financial statements for the quarters ended September 30, 2009 and 2008; and amends Items 1 and 2 of Part I of our Quarterly Report on Form 10-Q previously filed on November 13, 2009.  This restatement is necessary due to the original equity classification of certain warrants granted in connection with the Company’s 2008 equity financing (completed on June 23, 2008 and July 24, 2008), and included in the Company’s previously issued consolidated financial statements being incorrect.  Management has subsequently determined that the warrants granted in connection with the 2008 equity financing should have been recorded as a warrant derivative liability and not as equity.  In addition, certain bonuses earned during 2008, were incorrectly recorded in the first quarter ended March 31, 2009 and not accrued as of December 31, 2008.  Also, we failed to properly classify direct labor and overhead as cost of goods sold for the year ended December 31, 2008. We previously classified the direct labor and overhead as a component of selling, general and administrative expenses, a line item in the consolidated statements of operations of our previously issued consolidated financial statements.  As a result, our management restated our financial statements to reflect these corrections.

This First Amended Quarterly Report on Form 10-Q/A for the quarters ended September 30, 2009 and 2008 amends and restates only those items of the previously filed Quarterly Report on Form 10-Q which have been affected by the restatement.  In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment (i) to modify or update such disclosures except as required to reflect the effects of the restatement or (ii) to make revisions to the Notes to the Condensed Consolidated Financial Statements except for those which are required by or result from the effects of the restatement.  For additional information regarding the restatement, see Note 21 to our Condensed Consolidated Financial Statements included in Part I - Item I.  No other information contained in our previously filed Form 10-Q for the quarters ended September 30, 2009 and 2008 has been updated or amended.

-  -

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	September 30, 2009	December 31, 2008
ASSETS	(Unaudited)
	(Restated)	(Restated)
Current assets:
Cash and cash equivalents	$5,067,638	$5,092,476
Restricted cash	1,417,356	-
Accounts receivable, net of allowances of $281,000 and $46,000, at September 30, 2009 and December 31, 2008, respectively	14,985,055	4,790,506
Notes receivable	354,263	269,507
Inventories	4,926,189	3,754,765
Income tax receivable	186,157	-
Advances to suppliers	539,394	99,824
Other receivables	111,006	185,400
Prepaid and other current assets	401,260	206,770
Total current assets	27,988,318	14,399,248

Property and equipment, net	3,554,610	1,353,539
Intangible assets	1,101,000	1,101,000
Goodwill	285,714	285,714
Investment at cost	51,892	51,892
Deposits paid for contracts in process	-	1,673,084
Long term receivable – related party	253,996	260,973
Other assets	-	7,559
Total assets	$33,235,530	$19,133,009
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14,481,008	$3,400,253
Accrued expenses	1,029,332	1,073,994
Lines of credit	2,000,000	-
Warrant derivative liability	460,547	486,356
Acquisition cost payable	-	285,714
Tax payable	492,516	364,213
Due to related parties	1,351,276	1,243,024
Customer deposits	175,723	964,998
Total current liabilities	19,990,402	7,818,552

Non-current liabilities
Lines of credit	763,285	937,075
Loan payable to stockholders	-	60,024
Total non-current liabilities	763,285	997,099
Total liabilities	20,753,687	8,815,651

Commitments and contingencies (Note 3)

Stockholders’ equity
Common stock (No Par Value; 100,000,000 shares authorized; 3,621,611 and 3,493,511 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively)	2,697,672	2,535,652
Retained earnings	8,272,346	6,681,589
Accumulated other comprehensive income	665,510	487,478
Total equity attributable to Worldwide	11,635,528	9,704,719
Non-controlling interest	846,315	612,639
Total stockholders’ equity	12,481,843	10,317,358
Total liabilities and stockholders’ equity	$33,235,530	$19,133,009

See accompanying notes to unaudited condensed consolidated financial statements

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME – AS RESTATED

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(Restated)	(Restated)	(Restated)	(Restated)
Revenue
Sales	$18,618,508	$19,102,654	$39,217,288	$31,348,064
Cost of goods sold	15,937,769	17,894,117	33,196,407	27,960,163
Gross profit	2,680,739	1,208,537	6,020,881	3,387,901

Operating Expenses
Selling, general and administrative expenses	1,135,861	595,587	2,979,858	1,761,314
Management and professional fees paid to stockholders	80,000	72,680	260,000	225,680
Stock based compensation	46,800	(15,000)	162,020	95,000
Depreciation	83,485	2,879	246,366	10,713
Total operating expenses	1,346,146	656,146	3,648,244	2,092,707
Net operating income	1,334,593	552,391	2,372,637	1,295,194

Other Income (expenses)
Interest income	3,007	8,267	14,164	12,217
Interest expense	(20,114)	(1,287)	(40,923)	(74,375)
Interest expense paid to stockholders	-	(9,838)	-	(27,284)
Other income	1,111,596	1,100,952	32,208	1,289,979
Exchange gain (loss)	97,996	-	103,421	(691)
Total other income (expenses)	1,192,485	1,098,094	108,870	1,199,846

Income before income taxes	2,527,078	1,650,485	2,481,507	2,495,040
Income taxes	(427,497)	(8,514)	(670,121)	(16,813)
Income after taxes	2,099,581	1,641,971	1,811,386	2,478,227
Net income(loss) from discontinued operations, net of tax	-	(6,115)	-	2,017
Net income before non-controlling interest	2,099,581	1,635,856	1,811,386	2,480,244
Net income attributable to non-controlling interest	(98,019)	-	(220,629)	-
Net income attributable to Worldwide	2,001,562	1,635,856	1,590,757	2,480,244

Other comprehensive income
Foreign currency translation, net of tax	83,423	146,017	191,079	102,835
Comprehensive income (loss) attributable to non-controlling interest	524	-	(13,047)	-
Total comprehensive income	$2,085,509	$1,781,873	$1,768,789	$2,583,079

Basic and diluted earnings per share from continuing operations	$0.55	$0.52	$0.44	$1.00
Basic and diluted earnings per share from discontinued operations	$0.00	$(0.00)	$0.00	$0.00
Basic and diluted earnings per share	$0.55	$0.52	$0.44	$1.00
Basic and diluted weighted average shares outstanding	3,621,611	3,170,906	3,578,014	2,471,384

See accompanying notes to unaudited condensed consolidated financial statements

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – AS RESTATED

	For the Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$1,811,386	$2,480,244
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	246,564	74,646
Allowance for bad debts	234,796	(20,000)
Stock based compensation	162,020	95,000
Gain on warrant re-valuation	(25,809)	(1,284,275)
Changes in operating assets and liabilities:
Accounts receivable	(10,250,963)	(2,496,611)
Notes receivable	(84,468)	-
Inventories	(1,167,944)	(1,433,804)
Income tax receivable	(185,921)	(2,375)
Advance to suppliers	(438,754)	(4,847)
Related party payable	6,497	-
Prepaid and other current assets	(198,622)	(277,531)
Accounts payable	11,155,323	1,308,977
Accrued expense and acquisition cost payable	(330,339)	105,196
Tax payable	128,152	14,105
Customer deposits	(789,339)	-
Net cash provided by (used by) operating activities	272,579	(1,441,275)

Cash flows from investing activities:
Loan to related parties	-	(207,130)
Capital expenditures	(744,218)	(648,887)
Deposits paid for investment in subsidiaries	-	(772,692)
Deposits to restricted account	(1,417,356)	-
Net cash used in investing activities	(2,161,574)	(1,628,709)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	-	4,578,494
Repayment of loans payable to shareholders	(60,024)	(438,788)
Proceeds from related parties	107,521	-
Net proceeds from lines of credit	2,000,000	1,166,786
Repayment of bank loans	(173,790)	-
Net cash flows provided by financing activities:	1,873,707	5,306,492

Effect of exchange rate changes on cash and cash equivalents	(9,550)	114,411
Net increase (decrease) in cash and cash equivalents	(24,838)	2,350,919
Cash and cash equivalents- beginning of period	5,092,476	2,111,825
Cash and cash equivalents- end of period	$5,067,638	$4,462,744

Supplemental disclosure of non cash activities:
Cash paid during the period for:
Interest	$40,923	$101,659
Income tax	$390,217	$35,758

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

2.           SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the condensed consolidated financial statements and the restated December 31, 2008 financials included in the 10-K/A filed on September 1, 2009 and August 19, 2009 and April 15, 2010.

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.  All accounting references have been updated and therefore, all FASB references have been replaced with ASC references

Description of Business

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

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

2.           SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The accompanying consolidated financial statements include Worldwide Energy and Manufacturing USA, Inc., a Colorado corporation and a public company, its operating subsidiary, Worldwide USA, a California corporation, and six subsidiary companies, Shanghai Intech Electro-Mechanical Products Co., Ltd.(“Intech”), Shanghai Intech Precision Mechanical Products Ltd (“Die Cast”), Detron, Ningbo Solar, Nantong Solar Factory (“Nantong”) and De Hong, owned by Worldwide USA.

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
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

2.           SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income (continued)

The components of comprehensive income on the statements of income and comprehensive income for the three and nine month periods ended September 30, 2009 and 2008 are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(Restated)	(Restated)	(Restated)	(Restated)
Other Comprehensive Income
Net Income attributable to Worldwide	$2,001,562	$1,635,856	$1,590,757	$2,480,244
Foreign Currency Translation Adjustment, net of tax	83,423	146,017	191,079	102,835
Comprehensive Income (Loss) attributable to Non-Controlling Interest	524	-	(13,047)	-
Total Comprehensive Income	$2,085,509	$1,781,873	$1,768,789	$2,583,079

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

Property and equipment

Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the related asset type using the straight-line method for financial statement purposes. Maintenance and repairs are expensed as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized. When property or equipment is disposed, the cost and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in other income or expenses.  We evaluate the recoverability of property, plant and equipment and intangible assets in accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” and FASB ASC Topic 205, “Presentation of Financial Statements.” We test for impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than then assets’ carrying amounts. An impairment loss is recognized in the event the carrying value of these assets exceeds the fair value of the applicable assets. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, which could have a material effect on our operating results and financial position.  As of September 30, 2009, management determined that there was no such impairment.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  A substantial amount of the Company’s cash is held in bank accounts in the People’s Republic of China (“PRC”) and is not protected by the Federal Deposit Insurance Corporation (FDIC) insurance or any other similar insurance. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. As of September 30, 2009 the Company’s cash balance held at U.S banks was $2,762,295 which was $2,262,295 in excess of the insured amounts. Given the current economic environment and the financial conditions of the banking industry there is a risk that deposits may not be readily available or covered by such insurance. The Company has had no loss on excess cash in domestic or foreign banks in past years.

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

Accounting for Derivatives

The Company evaluates stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of Accounting Standards Codification (“ASC”), Topic 815-40, “Derivative Instruments and Hedging: Contracts in Entity’s Own Equity” (“ASC Topic 815-40”).  The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense.  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.  Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

Estimates

The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods.  Actual results may differ from those estimates and such differences may be material to the financial statements.  The more significant estimates and assumptions by management include among others:  useful lives and residual values of fixed assets, valuation of inventories and accounts receivable, stock based compensation, purchase price allocation, warrant derivative liability, warranty accrual, and goodwill and intangible assets impairment tests. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

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

Fair Value Measurements

Effective January 1, 2009, the FASB ASC Topic 825, Financial Instruments, requires disclosures about fair value of financial instruments in quarterly reports as well as in annual reports.  For Worldwide, this statement applies to certain investments, warrant derivative liability, and long-term debt.

The FASB ASC Topic 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

Various inputs are considered when determining the fair value of the Company’s investments, warrant derivative liability, and long-term debt.  The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities.  These inputs are summarized in the three broad levels listed below.

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

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

2.           SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company’s had a warrant derivative liability carried at fair value on a recurring basis at September 30, 2009.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the period ended September 30, 2009, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at September 30, 2009

Warrant Derivative Liability	$-	$460,547	$-	$460,547
Total	$-	$460,547	$-	$460,547

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

Concentrations, Risks, and Uncertainties

All of the Company’s manufacturing is located in the PRC.  There can be no assurance that the Company will be able to successfully continue to manufacture its products and failure to do so would have a material adverse effect on the Company’s financial position, results of operations and cash flows. Also, the success of the Company’s operations is subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general economic conditions, price of raw material, competition, governmental and political conditions, and changes in regulations. Because the Company is dependent on foreign trade in PRC, the Company is subject to various additional political, economic and other uncertainties. Among other risks, the Company’s operations will be subject to risk of restrictions on transfer of funds, domestic and international customs, changing taxation policies, foreign exchange restrictions, and political and governmental regulations.

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

The Company has a contingency associated with our capital raises done in 2008 requiring certain milestones to be met. The contingency states:  “If (a) the Company fails to report at least $2,500,000 in EBITDA less noncash expenditures for the fiscal year ending December 31, 2009, as disclosed in the Company’s Form 10-K for the fiscal year ending December 31, 2009 (“2009 Milestone”), the date of disclosure of such 2009 Milestone (“2009 Milestone Date”) and such 10-K, and (b) if the average of the ten closing prices for each of the ten trading days immediately following the 2009 Milestone Date is less than the lesser of the Per Share Purchase Price and the 2008 Milestone Price, which is $4.50 (“2009 Milestone Price”), then, within 13 Trading Days of the 2009 Milestone Date, the Company shall issue to each Purchaser a number of shares of Common Stock equal to the difference between (i) the number of shares of Common Stock issued to such Purchaser on the Closing Date along with any 2008 Milestone Shares issued pursuant to the 2008 Milestone Date, and (ii) the number of shares of Common Stock that would otherwise have been issuable to such Purchaser on the closing date if the Per Share Purchase Price was equal to the 2009 Milestone Price (“2009 Milestone Shares”).”  In addition, certain shareholders (“CE”) have deposited 1,620,954 shares of common stock into an escrow account.  Should a contingency arise, the contingency would be first satisfied by shares issued from the Company and should the Company not have sufficient shares available, the CE shares would be forfeited to help satisfy the contingency.  The CE shares are considered to be secondary and not primary consideration in satisfying any potential contingency.  As of September 30, 2009, there are no indications that the milestones have not been met.

The Company is not involved in any legal matters except for the Other Receivables listed in Note 6 and those arising in the normal course of business. While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which it might involve in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

Under the terms of a revolving line of credit agreement with Bank of the West indicated in Note 13, the revolving line of credit is secured by 50% of inventories and all business assets of Worldwide USA and guaranteed by certain of its officers.

-  -

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

6.           OTHER RECEIVABLES

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

The Company has $16,709 property and equipment located in the United States at September 30, 2009.  At December 31, 2008, $22,437 of property plant and equipment was located in the United States.  Property and equipment for September 30, 2009 was $3,537,901 in the PRC. At December 31, 2008, $1,331,102 of the Company’s property and equipment was located in the PRC. The Company’s property and equipment consisted of the following at September 30, 2009 and December 31, 2008:

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

The brand name is carried at cost and is not being amortized as management has determined the asset has an indefinite useful life. If no legal, regulatory, contractual, competitive, economic or other factors limit the useful life of the asset it shall be considered to be indefinite.  In recording of the brand name is was determined that the expected useful life is indefinite and cash flows from the brand name are expected to contribute to the Company over an indefinite period of time.  No impairment has been recognized during the three and nine-month periods ended September 30, 2009 and 2008.

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

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

13.           LINES OF CREDIT

As of September 30, 2009, the Company has the following lines of credit

Banker		Amount of the credit line	Loan period	Interest rate	Secured by	September 30, 2009

Bank of the West	$	$2,000,000	5/20/2008 - 5/20/2010	4%	70% Accounts receivable + 50% inventory	$2,000,000

Bank of the West	$	$1,025,000	5/20/2008 - 6/01/2011	4%	70% Accounts receivable + 50% inventory	$763,285
Total loans						$2,763,285
Less: long term portion						(763,285)
						$2,000,000

For maturities of long-term loans are as follows as of September 30, 2009

2009	-
2010	2,000,000
2011	763,285
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

The Company can borrow up to $2,000,000 and $1,025,000 within two credit lines. The maturity date of these two credit lines is May 20, 2010 and June 1, 2011 respectively. The balance outstanding under both lines of credit as of September 30, 2009 is $2,000,000 and $763,285, respectively. The Company has approximately $261,715 available under both lines of credit combined. The Company was not in compliance with its bank covenants at September 30, 2009.  As a result, the entire balance has been reclassified to a current liability.  The Company has the funds to repay these loans if necessary.

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

On June 23, 2009 the Company issued a total of 12,100 restricted shares for services consisting of 1) 5,000 shares being issued to its outside independent Board of Directors, 2) 4,000 shares being issued for legal services and 3,100 shares being issued to employees in China. The shares had a fair market value of $3.00 which was determined by taking the bid price of $4.63 and discounting by 35% due to the restricted nature, the low trading volume and wide fluctuations in stock price. The Company recorded $36,300 stock-based compensation expense for these transactions during the period ending September 30, 2009.

15.           WARRANTS

Accounting for the Warrants

In connection with the Company’s 2008 equity financing (completed on June 23, 2008 and July 24, 2008 (“2008 Financing”), the Company issued 1,111,109 restricted common shares along with warrants to purchase an additional 1,111,109 shares with 722,221 warrants having an exercise price of $7.00 and 388,888 of those warrants having an excise price of $9.00 (“Warrants”).  The Company analyzed the Warrants in accordance with ASC Topic 815(a codification of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”) to determine whether the Warrants meet the definition of a derivative under ASC Topic 815 and, if so, whether the Warrants meet the scope exception of ASC Topic 815, which is that contracts issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity shall not be considered to be derivative instruments for purposes of ASC Topic 815.  The provisions of ASC Topic 815 subtopic 40 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“ASC Topic 815 subtopic 40”) apply to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by ASC Topic 815 and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  Originally the Company concluded that the warrants should be classified as equity.  However, upon subsequent analysis, the Company concluded that the Warrants issued in the 2008 Financing should have been treated as a derivative liability (see Note 21) as the 2008 Financing includes certain milestone provisions which the Company must be in compliance with for each of the years ended December 31, 2009 and 2008 (see Note 3).  If the Company fails to meet these milestones, the Company will be required to issue additional shares of common stock to each purchaser in the 2008 Financing equal to the difference between the original purchase price and the average of the ten closing prices for each of the ten trading days immediately following the milestone date (as defined in the agreement).  In addition, the warrant agreement provides for a price adjustment provision to allow the Conversion Price to be reduced and the number of warrants shares increased in the event the Company fails to meet certain contingencies associated with the 2008 Financing. As these provisions provide for the possible issuance of additional shares

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL TATEMENTS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

which are indeterminable, the Company has subsequently determined that the proper accounting for the Warrants should have been as a derivative liability under ASC Topic 815 (codification of EITF 00-19) (see Note 21).  As a result, the derivatives should be measured at fair value and re-measured at fair value at each reporting date with changes in fair value recorded in earnings under other income/expense in the Condensed Consolidated Statement of Operations.  During the three and nine month periods ending September 30, 2009, the Company recorded a gain on warrant re-valuation of $1,098,205 and $25,809, respectively.  During the three and nine month periods ending September 30, 2008, the Company recorded a gain on warrant re-valuation of $1,095,248 and $1,284,275, respectively (see Note 21).

Fair Value of the Warrants

Fair value is generally based on independent sources such as quoted market prices or dealer price quotations. To the extent certain financial instruments trade infrequently or are non-marketable securities, they may not have readily determinable fair values. The Company estimated the fair value of the Warrants using a Black Scholes option pricing model and available information that management deems most relevant. Among the factors considered in determining the fair value of financial instruments: The stock price is the closing price of the Company’s stock on the valuation date; the risk free interest rate is based on the U.S. Government Securities average rate for 1 and 2 year maturities on the date of issuance; the volatility is a statistical measure (standard deviation) of the tendency of the Company’s stock price to change over time; the exercise price is the price at which the warrant can be purchased by exercising prior to its expiration; the dividend yield is not applicable due to the Company not intending to declare dividends; the contractual life is based on the average exercise period of the warrant; and the fair market value is value of the warrants based on the Black Scholes model on the valuation date . The following table provides the valuation inputs used to value the Warrants issued in connection with the 2008 Financing.

2008 Financing Warrants - Valuation Inputs
Attribute	September 30, 2009	September 30, 2008
Stock Price	$3.18	$6.5
Risk Free Interest Rate	2.26 – 2.69%	2.26 – 2.69%
Volatility	81.5 – 87.0%	81.5 – 87.0%
Exercise Price	$7.00 – 9.00	$7.00 – 9.00
Dividend Yield	0%	0%
Contractual Life (Years)	1.0 – 1.5	1.0 – 1.5
Fair Market Value	$460,547	$2,288,452

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

18.           EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted net income per share:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(Restated)	(Restated)	(Restated)	(Restated)
Net income attributable to the common stockholders	$2,001,562	$1,635,856	$1,590,757	$2,480,244

Basic weighted average outstanding shares of common stock	3,621,611	3,170,906	3,578,014	2,471,384
Dilutive effect of options and warrants	-	-	-	-
Diluted weighted average common stock and common stock equivalents	3,621,611	3,170,906	3,578,014	2,471,384

Earnings per share:
Basic	$0.55	$0.52	$0.44	$1.00
Diluted	$0.55	$0.52	$0.44	$1.00

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

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

20.              SEGMENT INFORMATION (CONTINUED)

Segmental Data – Three months ended September 30, 2009 and September 30, 2008

Reportable Segments (amounts in thousands)

	September 30, 2009			September 30, 2008
	Solar	Contract Mfg	Total	Solar	Contract Mfg	Disc. Op.	Total

External revenue	15,533	3,086	18,619	15,776	3,327		19,103
Costs of goods	(13,734)	(2,204)	(15,938)	(15,338)	(2,556)		(17,894)
Gross profit	1,798	883	2,681	438	771		1,209
G/A Expenses	(515)	(621)	(1,136)	(231)	(365)		(596)
Operating profit	1,225	110	1,335	207	346		552
Interest income	1	2	3	-	8		8
Interest expenses	-	(20)	(20)	-	(1)		(1)
Depreciation	(35)	(48)	(83)	-	(3)		(3)
Other income	1,112	-	1,112	1,101	-		1,101
Net profit after tax	1,926	174	2,100	1,302	340		1,642

Expenditures for long-lived assets	(494)	(9)	(503)	-	(475)		(475)

In our solar division, Europe represented approximately 90.9% and South Korea represented approximately 9.1% of our sales in the three months ended September 30, 2009. For the three-month period ending September 30, 2008 Europe represented 61.0% of our business with South Korea representing 39.0% of our total solar sales. For our contract manufacturing business, the United States represents approximately 35.8% and China represents 64.2% of sales for the three-month period ending September 30, 2009.  For the 2008, the United States represented 48.5% and China 48.1% of that division’s sales.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

20.              SEGMENT INFORMATION (CONTINUED)

Segmental Data – Nine months ended September 30, 2009 and September 30, 2008

Reportable Segments  (amounts in thousands)

	Solar	Contract Mfg	Total	Solar	Contract Mfg	Disc. Op.	Total

External revenue	29,433	9,784	39,217	21,567	9,768	13	31,348
Costs of goods	(26,330)	(6,866)	(33,196)	(20,416)	(7,544)		(27,960)
Gross profit	3,591	2,430	6,021	1,151	2,237		3,388
G/A Expenses	(1,757)	(1,223)	(2,980)	(719)	(1,042)		(1,761)
Operating profit	2,122	251	2,373	432	863		1,295
Interest income	2	12	14	-	12		12
Interest expenses	-	(41)	(41)	-	(74)		(74)
Depreciation	(91)	(155)	(246)	(4)	(7)		(11)
Other income	32	-	32	1,290	-		2,480
Net profit after tax	1,701	110	1,811	1,710	761	9	2,480

Expenditures for long-lived assets	(641)	(103)	(744)	(173)	(475)		(648)

In our solar division, Europe represented approximately 84.2% of our sales and South Korea represented 15.8% of our sales for the nine-month period ended September 30, 2009. For the nine-month period ending September 30, 2008, Europe represented 62.8% of our business with South Korea representing 37.2% of our total sales. For our contract manufacturing business in the nine-month period ending September 30, 2009, the United States represents approximately 41.5% and China represents approximately 57.1%.  For 2008, the United States represented 54.8% and China 42.1.

21.           RESTATEMENT

Subsequent to November 13, 2009 and after the Company had filed its Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2009 and 2008, management determined that its original equity classification of certain warrants granted in connection with the Company’s 2008 equity financing (completed on June 23, 2008 and July 24, 2008), and included in the Company’s previously issued consolidated financial statements was incorrect.  Management has subsequently determined that the warrants granted in connection with the 2008 equity financing should have been recorded as a warrant derivative liability and not as equity.  As a result, the previously issued consolidated financial statements for the year ended December 31, 2008, which are included in its Form 10-K for the year ended December 31, 2008, the interim quarters ended June 30, 2008, September 30, 2008, March 31, 2009, June 30, 2009, and September 30, 2009; are being amended to restate the warrant derivative liability classification.

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

As a result of the above, the Company has restated its previously issued consolidated financial statements for the year ended 2008 and the interim quarters ended September 30, 2008, and September 30, 2009 to correct the errors noted above and file an amendment to the Company’s Form 10-K for the year ended December 31, 2008 and the Form 10Q for the interim quarters ended September 30, 2008 and September 30, 2009 with the Securities and Exchange Commission.  Accordingly, the accompanying consolidated balance sheets and statements of operations for the periods described in the preceding sentence have been retroactively adjusted as summarized below:

Effect of Correction of Derivative Liability and Performance Bonus	As Previously Reported	As Restated	Retroactive Adjustment

At September 30, 2009
LIABILITIES
- Warrant derivative liability	$-	$460,547	$460,547	(1)
- Total current liabilities	$19,529,855	$19,990,402	$460,547	(1)
- Total liabilities	$20,293,140	$20,753,687	$460,547	(1)

RETAINED EARNINGS/EQUITY
- Common stock	$6,270,399	$2,697,672	$(3,572,727)	(2)
- Retained earnings	$5,160,166	$8,272,346	$3,112,180	(3)
- Total WEMU stockholders’ equity	$12,096,075	$11,635,528	$(460,547)	(1)
- Total stockholders’ equity	$12,942,390	$12,481,843	$(460,547)	(1)
- Total liabilities/stockholders’ equity	$33,235,530	$33,235,530	$-

At September 30, 2008
LIABILITIES
- Warrant derivative liability	$-	$2,288,452	$2,288,452	(1)
- Total current liabilities	$6,406,547	$8,694,999	$2,288,452	(1)
- Total liabilities	$7,431,940	$9,720,392	$2,288,452	(1)

RETAINED EARNINGS/EQUITY
- Common stock	$4,944,240	$1,371,513	$(3,572,727)	(2)
- Retained earnings	$4,446,078	$5,730,353	$1,284,275	(3)
- Total stockholders’ equity	$9,788,378	$7,499,926	$(2,288,452)	(1)
- Total liabilities/stockholders’ equity	$17,220,318	$17,220,318	$-

STATEMENTS OF INCOME
Three Months Ended September 30, 2009
- Cost of goods sold	$15,757,244	$15,937,769	$180,525	(7)
- Gross profit	$2,861,264	$2,680,739	$(180,525)	(7)
- S,G&A expenses	$1,316,386	$1,135,861	$(180,525)	(7)
- Total operating expenses	$1,526,671	$1,346,146	$(180,525)	(7)
- Other income	$13,391	$1,111,596	$1,098,205	(4)
- Total other income	$94,280	$1,192,485	$1,098,205	(4)
- Income before income taxes	$1,428,873	$2,527,078	$1,098,205	(4)
- Income after taxes	$1,001,376	$2,099,581	$1,098,205	(4)
- Net income before non-controlling interest	$1,001,376	$2,099,581	$1,098,205	(4)
- Net income attributable to Worldwide	$903,357	$2,001,562	$1,098,205	(4)
- Total comprehensive income	$987,304	$2,085,509	$1,098,205	(4)
- Earnings per share	$0.25	$0.55	$0.30

Nine Months Ended September 30, 2009
- Cost of goods sold	$32,654,832	$33,196,407	$541,575	(7)
- Gross profit	$6,562,456	$6,020,881	$(541,575)	(7)
- S,G&A expenses	$3,728,136	$2,979,858	$748,278	(5	),(7)
- Total operating expenses	$4,396,522	$3,648,244	$748,278	(5	), (7)
- Net operating income	$2,165,934	$2,372,637	$206,703	(5)
- Other income	$6,399	$32,208	$25,809	(4)
- Total other income	$83,061	$108,870	$25,809	(4)
- Income before income taxes	$2,248,995	$2,481,507	$232,512	(6)
- Income after taxes	$1,578,874	$1,811,386	$232,512	(6)
- Net income before non-controlling interest	$1,578,874	$1,811,386	$232,512	(6)
- Net income attributable to Worldwide	$1,358,245	$1,590,757	$232,512	(6)
- Total comprehensive income	$1,536,277	$1,768,789	$232,512	(6)
- Earnings per share	$0.38	$0.44	$0.06

Three Months Ended September 30, 2008
- Cost of goods sold	$17,738,721	$17,894,117	$155,396	(7)
- Gross profit	$1,363,933	$1,208,537	$(155,396)	(7)
- S,G&A expenses	$750,983	$595,587	$(155,396)	(7)
- Total operating expenses	$811,542	$656,146	$(155,396)	(7)
- Other income	$5,704	$1,100,952	$1,095,248	(4)
- Total other income	$2,846	$1,098,094	$1,095,248	(4)
- Income before income taxes	$555,237	$1,650,485	$1,095,248	(4)
- Income after taxes	$546,723	$1,641,971	$1,095,248	(4)
- Net income before non-controlling interest	$540,608	$1,635,856	$1,095,248	(4)
- Net income attributable to Worldwide	$540,608	$1,635,856	$1,095,248	(4)
- Total comprehensive income	$686,625	$1,781,873	$1,095,248	(4)
- Earnings per share	$0.17	$0.52	$0.35	(4)

Nine Months Ended September 30, 2008
- Cost of goods sold	$27,493,975	$27,960,163	$466,188	(7)
- Gross profit	$3,854,089	$3,387,901	$(466,188)	(7)
- S,G&A expenses	$2,227,502	$1,761,314	$(466,188)	(7)
- Total operating expenses	$2,558,895	$2,092,707	$(466,188)	(7)
- Other income	$5,704	$1,289,979	$1,284,275	(4)
- Total other income (expense)	$(84,429)	$1,199,846	$1,284,275	(4)
- Income before income taxes	$1,210,765	$2,495,040	$1,284,275	(4)
- Income after taxes	$1,193,952	$2,478,227	$1,284,275	(4)
- Net income before non-controlling interest	$1,195,969	$2,480,244	$1,284,275	(4)
- Net income attributable to Worldwide	$1,195,969	$2,480,244	$1,284,275	(4)
- Total comprehensive income	$1,298,804	$2,583,079	$1,284,275	(4)
- Earnings per share	$0.48	$1.00	$0.52	(4)

STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2009
- Net income	$1,358,245	$1,590,757	$232,512	(6)
- Accrued expense	$(123,636)	$(330,339)	$(206,703)	(5)
- Warrant derivative liability	$-	$(25,809)	$(25,809)	(4)
- Cash used in operating activities	$272,579	$272,579	$-

Nine Months Ended September 30, 2008
- Net income	$1,195,969	$2,480,244	$1,284,275	(4)
- Warrant derivative liability	$-	$(1,284,275)	$(1,284,275)	(4)
- Cash used in operating activities	$(1,441,275)	$(1,441,275)	$-

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

Our management has carefully considered these factors and during 2004 made the strategic decision to move our Company away from our historical complete reliance on subcontractors. The future trend of these decisions is to control our entire production process and improve profit margins. At the beginning of 2005 we did not own any of our own factories and used as our suppliers of materials and labor approximately 100 factories in China, mostly in Shanghai or the surrounding area. Since 2005 we have acquired an electronics factory, and acquired a die-casting and machining factory through the leasing of an existing facility from a former vendor. Then the Company made an initial investment of $500,000 to upgrade the equipment and manufacturing buildings.  The Company also recently announced the acquisition of a power supply company with designing and R&D capabilities and the establishment of a solar module factory on November 10, 2008.  In these transactions we acquired assets, the expertise of the employees, the managers of the factories, and a portion of the existing customers of those factories with the exception of the solar module factory which we established on our own. As a result, as of November 10, 2008, we own and operate four factories that we now use for the manufacture of certain product lines that we historically had to subcontract, and we are using the services of approximately 40 subcontractors to manufacture those product lines for which we do not have our own manufacturing capabilities.

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

Gross profit increased by $1,472,202, or 121.8% from $1,208,537 in the quarter ending September 30, 2008 to $2,680,739 for the three months ending September 30, 2009.  The gross profit from solar module sales was $1,797,729 for the three months ended September 30, 2009 compared to $437,595 in the same period of 2008. This represents an increase of $1,360,134 in gross profit for our energy division or approximately 310% and is due to lower material costs for module production.  As stated before, the supply chain for PV solar modules has experienced market dynamics and significant price pressures, although current levels seem to have stabilized.  The gross profit for contract manufacturing for the three months ended September 30, 2009 was $883,010 compared to $770,942 in the same period of 2008, an increase of $112,068 or 14.5% and is due to cost reduction programs and the inclusion of the higher margin electronics sales at Detron.

For the nine months ending September 30, 2009 gross profit was $6,020,881 compared to gross profit of $3,387,901 in the same period in 2008. This represents an increase of $2,632,980 or 77.7%.  The gross profit for the nine months ended September 30, 2009 for the solar division was $3,590,782 compared to $1,151,325 in the same period of 2008. This represents an increase of $2,439,457 in gross profit in the nine months ending September 30, 2009 or an approximate increase of 211.8% due to robust sales and material cost reductions compared to 2008.  The gross profit for contract manufacturing for the nine months ended September 30, 2009 was $2,430,099 compared to $2,236,576 in the same period of 2008, an increase of $193,523 or approximately 8.7% due to the inclusion of higher margin electronics sales at Detron and cost reduction efforts at all manufacturing facilities.

Cost of goods sold for the three months ended September 30, 2009 was $15,937,769 compared to $17,894,117 for the same period in 2008.  The decrease is $1,956,348 or approximately 10.9% was primarily due to the softer sales from both of our divisions and heavy reductions in the cost of materials for solar modules.  The cost of goods for solar modules for quarter ending September 30, 2009 was $13,734,458 compared to $15,338,086 for the same period in 2008. The decrease of $1,603,628 reflects the economies achieved by our procurement teams in sourcing the solar components.  The costs of goods sold for Contract Manufacturing was $2,203,311 for the quarter ending September 30, 2009 compared to cost of goods sold of $2,556,031, a $352,720 reduction, due to lower sales volume and aggressive cost reduction measures coming to fruition.

Cost of goods sold for the nine months ended September 30, 2009 was $33,196,407 compared to $27,960,163 for the same period in 2008, an increase of $5,236,244 or approximately 18.7%.  The cost of goods for the energy division for nine months ending September 30, 2009 was $26,330,403 compared to $20,416,103 for the same period in 2008. The increase of $5,914,300 or 29% was due to the higher sales.  The costs of goods sold for contract manufacturing was $6,866,004 for the nine months ending September 30, 2009 compared to cost of goods sold of $7,544,060 in the same period of 2008, a reduction of approximately 9.0% due to the inclusion of higher margin business at Detron and cost reduction efforts.

The gross margin was 14.4% for the three months ending September 30, 2009 compared to 6.3% in the same period in 2008.  The gross margin for our Solar Division for the quarter ending September 30, 2009 was approximately 11.6% compared to 2.8% for the same period in 2008.  This increase is due to the before mentioned cost reductions.  The gross margin for contract manufacturing for the quarter ending September 30, 2009 was 28.6% compared to 23.2% in the same period in 2008. The improvement of gross margin in contract manufacturing was due to improved margins at the Electro Mechanical division and the inclusion of Detron.

The gross margin was 15.4% for the nine months ending September 30, 2009 compared to 10.8% in the same period in 2008.  Gross margin for Solar for the period increased from 5.3% to 12.2% due to material cost reductions and economies brought about with higher sales volume, both in sales value and Mega-Watts shipped.  Gross margin for Contract Manufacturing increased from 22.9% to 26.1 % due to aforementioned cost reduction programs and higher margin business from Detron.

In the nine month period ending September 30, 2009 there was stock based compensation of $162,020 compared to $95,000 for stock based compensation in 2008. Further the Company had depreciation expense of $246,366 in the nine month period ending September 30, 2009 compared to $10,713 in the same period of 2008, due to the greater amount of depreciable assets owned by the Company.

Net income before tax for the three months ending September 30, 2009 was $2,527,078 compared to a net income before tax of $1,650,485 for the three months ended September 30, 2008. The increase of $876,593 or approximately 53.1% is primarily due to the higher gross profit driven by our material cost reductions.

For the nine-month period ending September 30, 2009, net income before tax was $2,481,507 compared to net income of $2,495,040 in the same period in 2008. The decrease of $13,533 or approximately 0.5% was the result of the effect of the change in the warrant derivative liability of $1,258,466 from income of $25,809 in the nine months ending September 30, 2009 compared to income of $1,284,275 in the same period of 2008 offset primarily by the increased sales for our solar modules and increased gross profit from cost reductions.  Net income after tax for the three months ending September 30, 2009 was $2,099,581 compared to a net profit of $1,641,971 for the three months ended September 30, 2008. The increase of $457,610 or approximately 27.9% was driven by greater profitability of both the Solar and Contract Manufacturing divisions.

Net income after tax for the nine months ending September 30, 2009 was $1,811,386 compared to a net profit of $2,478,227 for the nine months ended September 30, 2008. The decrease of $666,841 or approximately 26.9% was the result of the effect of the change in the warrant derivative liability of $1,258,466 from income of $25,809 in the nine months ending September 30, 2009 compared to income of $1,284,275 in the same period of 2008 offset primarily bygreater gross margins across the corporation.

Selling, general and administration expenses for the three months ended September 30, 2009, totaled $1,135,861 compared to $595,587 in the same quarter in 2008, an increase of $540,274 or approximately 90.7%. Sales, general and administration expenses were $514,516 for three month period ending September 30, 2009 compared to $231,008 in the same period in 2008 an increase of $283,508 or 122.7% for our solar module division as this division continues to grow its sales and marketing efforts. Sales, general and administration expenses for the three months ended September 30, 2009 for our contract manufacturing division was $621,345 compared to $364,579 in the same period of 2008. The increase of $256,766 or 70.4% was due primarily to the inclusion of Detron.

For the nine-month period ending September 30, 2009 sales, general and administration expenses was $2,979,858 compared to $1,761,314 in the same period in 2008, an increase of $1,218,544 or approximately 69.2%.  Sales, general and administration expenses were $1,757,844 for nine month period ending September 30, 2009 compared to $718,575 in the same period in 2008 an increase of $1,039,269 or 144.6% for our solar module division as this division continues to grow. Sales, general and administration expenses for the nine-month period ended September 30, 2009 for our contract manufacturing division was $1,222,014 compared to $1,042,739 in the same period of 2008. The increase of $179,275 or 17.2% was due primarily to the increase of Detron. We do not anticipate significant increases in sales, general and administration expenses other than those directly attributed to increases in sales such as marketing and sales commissions.

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

For the nine-month period ending September 30 2009, net cash provided by operations was $272,579 compared to net cash used by September 30, 2008 of $1,441,275. The major factor for the increase in net cash provided by operations was the increase in profitability of the Company. Net cash used in investing was $2,161,574 in the nine-month period ending September 30, 2009, compared to net cash used of $1,628,709 in the same period of 2008. This increase was the result of our acquisition of property, plant and equipment and the construction in progress of our new solar module factory and the transfer of $1,417,356 into a restricted account for the start-up of the new solar factory. The Company anticipates further growth in 2009 as the economy is anticipated to improve. If such growth materializes we will finance this growth through Company profitability as well as outside sources of funding if required. Net cash flows provided by financing activities in the nine-month period ending September 30, 2009 was $1,873,707 compared to $5,306,492 in 2008.

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

If (a) the Company fails to report at least $2,500,000 in EBITDA less noncash expenditures for the fiscal year ending December 31, 2009, as disclosed in the Company’s Form 10-K for the fiscal year ending December 31, 2009 (“2009 Milestone”), the date of disclosure of such 2009 Milestone (“2009 Milestone Date”) and such 10-K, and (b) if the average of the ten closing prices for each of the ten trading days immediately following the 2009 Milestone Date is less than the lesser of the Per Share Purchase Price and the 2008 Milestone Price, which is$4.50 (“2009 Milestone Price”), then, within 13 Trading Days of the 2009 Milestone Date, the Company shall issue to each Purchaser a number of shares of Common Stock equal to the difference between (i) the number of shares of Common Stock issued to such Purchaser on the Closing Date along with any 2008 Milestone Shares issued pursuant to the 2008 Milestone Date, which are none,  and (ii) the number of shares of Common Stock that would otherwise have been issuable to such Purchaser on the closing date if the Per Share Purchase Price was equal to the 2009 Milestone Price (“2009 Milestone Shares”).”  In addition, certain shareholders (“CE”) have deposited 1,620,954 shares of common stock into an escrow account.  Should a contingency arise, the contingency would be first satisfied by shares issued from the Company and should the Company not have sufficient shares available, the CE shares would be forfeited to help satisfy the contingency.  The CE shares are considered to be secondary and not primary consideration in satisfying any potential contingency.

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

In connection with the audit for the fiscal year ended December 31, 2008, Child, Van Wagoner & Bradshaw, PLLC (“CVB”), our previous independent registered public accounting firm, noted matters involving our internal controls that it considered to be significant deficiencies, and taken together constitute a material weakness, under the standards of the Public Company Accounting Oversight Board, or PCAOB. Under the PCAOB standards, a significant deficiency is a control deficiency, or combination of control deficiencies, that, in the auditor’s judgment, would adversely affect the ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that, in the auditor’s judgment, results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

WORLDWIDE ENERGY AND MANUFACTURING USA, INC.

Date: April 15, 2010	By:	/s/ JIMMY WANG
Jimmy Wang, CEO and Director (duly authorized officer)

Date: April 15, 2010	By:	/s/ GERALD DECICCIO
Gerald DeCiccio, Chief Financial Officer (principal financial and accounting officer)