Form 10-Q
period 2010-03-31
WORLDWIDE ENERGY & MANUFACTURING USA INC
filed 2010-05-17
CIK 1111816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at May 15, 2010
Common Stock, no par value	5,642,567

PART 1 - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

(a)
The unaudited condensed consolidated financial statements of registrant for the three months ended March 31, 2010 and 2009 follow.  The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$16,085,154	$9,180,974
Restricted cash	2,759,444	2,456,040
Accounts receivable, net of allowances of $274,000 and $312,000, at March 31, 2010 and December 31, 2009, respectively	18,391,032	12,239,790
Notes receivable	40,180	40,680
Inventories	5,288,745	4,567,343
VAT tax receivable	484,626	570,615
Advances to suppliers	988,663	488,395
Deferred tax asset	100,000	100,000
Note receivable from officer	-	50,000
Prepaid and other current assets	325,265	363,309
Total current assets	44,463,109	30,057,146

Property and equipment, net	3,712,226	2,968,958
Intangible assets	1,101,000	1,101,000
Goodwill	285,714	285,714
Long term receivable – related party	237,343	237,305
Total assets	$49,799,392	$34,650,123
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$21,544,883	$14,177,570
Accrued expenses	2,197,596	1,895,127
Lines of credit	1,743,750	2,679,167
Warrant derivative liability	6,491,463	1,626,586
Tax payable	616,444	768,289
Due to related parties	1,246,316	1,646,114
Customer deposits	1,215,860	1,254,558
Total liabilities	35,056,312	24,047,411

Commitments and contingencies (Note 3)

Stockholders’ equity
Common stock (No Par Value; 100,000,000 shares authorized; 5,642,567 and 3,671,611 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively; including 1,620,954 shares held in escrow subject to contingent future events as of March 31, 2010)	5,002,079	2,920,372
Retained earnings	8,055,321	6,104,586
Accumulated other comprehensive income	549,702	551,943
Total equity attributable to Worldwide	13,607,102	9,576,901
Non-controlling interest	1,135,978	1,025,811
Total stockholders’ equity	14,743,080	10,602,712
Total liabilities and stockholders’ equity	$49,799,392	$34,650,123
See accompanying notes to unaudited condensed consolidated financial statements

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended
	March 31,
	2010	2009
Revenue
Sales	$30,331,571	$10,281,867
Cost of goods sold	26,539,873	8,562,800
Gross profit	3,791,698	1,719,067

Operating Expenses
Selling, general and administrative expenses	1,934,696	826,155
Management and professional fees paid to stockholders	90,000	90,000
Stock based compensation	12,500	32,120
Depreciation	154,539	73,176
Total operating expenses	2,191,735	1,021,451
Net operating income	1,599,963	697,616

Other Income (expenses)
Interest income	5,443	11,113
Interest expense	(24,541)	(7,602)
Other income	1,260,473	19,405
Exchange gain (loss)	(487,213)	3,965
Total other income	754,162	26,881

Income before income taxes	2,354,125	724,497
Income taxes	(293,374)	(38,546)
Net income	2,060,751	685,951
Less: net income attributable to non-controlling interest	(110,016)	(25,157)
Net income attributable to Worldwide	$1,950,735	$660,794

Earnings per share attributable to Worldwide stockholders:
Basic and diluted earnings per share from continuing operations	$0.39	$0.19
Basic and diluted earnings per share	$0.39	$0.19
Basic and diluted weighted average shares outstanding	5,043,130	3,522,933

See accompanying notes to unaudited condensed consolidated financial statements

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	WEMU Shareholders		Non-controlling Interest		Total
	Three months ended March 31,
	2010	2009	2010	2009	2010	2009

Net income	$1,950,735	$660,794	$110,016	$25,157	$2,060,751	$685,951

Foreign currency translation, net of tax	(2,241)	21,035	-	-	(2,241)	21,035
Comprehensive income attributable to non-controlling interest	-	-	151	(13,552)	151	(13,552)
Total comprehensive income	$1,948,494	$681,829	$110,167	$11,605	$2,058,661	$693,434

See accompanying notes to unaudited condensed consolidated financial statements

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$2,060,751	$685,951
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	154,539	73,176
Allowance for bad debts – accounts receivable	(38,794)	226,718
Stock based compensation expense	12,500	32,120
Change in warrant derivative liability	(1,229,999)	(18,502)
Provision for warranty	9,730	-
Changes in operating assets and liabilities:
Accounts receivable	(6,108,296)	(4,032,814)
Notes receivable	500	(645,560)
Inventories	(720,960)	(908,147)
VAT tax receivable	86,086	(239,967)
Advance to suppliers	(500,195)	-
Loan receivable - affiliate	-	119,892
Prepaid and other current assets	32,645	39,200
Accounts payable	7,366,684	4,363,837
Accrued expense and acquisition cost payable	280,065	(565,987)
Tax payable	(151,884)	(26,444)
Customer deposits	(38,738)	(831,558)
Net cash provided by (used in) operating activities	1,214,634	(1,728,085)

Cash flows from investing activities:
Capital expenditures	(897,331)	(760,013)
Deposits paid for investment in subsidiaries	-	(285,714)
Restricted cash	(303,404)	-
Net cash used in investing activities	(1,200,735)	(1,045,727)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	8,176,583	-
Repayment of loans payable to shareholders	-	(60,024)
Proceeds of borrowing from related parties	50,000	6,133
Repayment of loans payable to shareholders	(400,000)	-
Net proceeds from lines of credit	-	1,256,251
Repayment of bank loans	(935,417)	-
Net cash flows provided by financing activities:	6,891,166	1,202,360

Effect of exchange rate changes on cash and cash equivalents	(885)	(625)
Net increase (decrease) in cash and cash equivalents	6,904,180	(1,572,077)
Cash and cash equivalents- beginning of period	9,180,974	5,092,476
Cash and cash equivalents- end of period	$16,085,154	$3,520,399

Supplemental disclosure of non cash activities:
Cash paid during the period for:
Interest	$34,036	$39,564
Income tax	$242,000	$35,758

Non-cash investing and financing activities:

During the period ended March 31, 2010, the Company accounted for $6,094,876 of warrants issued in its 2010 Financing as a warrant derivative liability.

See accompanying notes to unaudited condensed consolidated financial statements

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2010

1.           MANAGEMENT'S REPRESENTATION OF INTERIM FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Worldwide Energy and Manufacturing USA, Inc. and subsidiaries without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements at December 31, 2009 as filed in the Company Form 10-K filed with the Commission on April 15, 2010.

2.           SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the condensed consolidated financial statements and the December 31, 2009 financials included in the 10-K filed on April 15, 2010.

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.  All accounting references have been updated and therefore, all FASB references have been replaced with ASC references.

The Company operates in two segments in accordance with accounting guidance FASB ASC Topic 280, “Segment Reporting”.  Our Chief Executive Officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

Description of Business

Worldwide Energy and Manufacturing USA, Inc. (“Worldwide” or “the Company”) is an international manufacturing and engineering firm, concentrating on photovoltaic (“PV”) solar modules and contract manufacturing services, using multiple factories in China. Worldwide services customers primarily in Europe and South Korea for our solar modules and United States-based companies for their outsource of smaller and scale production orders for offshore production in China. From our inception in 1993 until 2005, we were strictly an intermediary or “middle man,” working with our customers and our subcontractors to assure that our customers received high quality components on a timely basis that fulfilled their specific needs. While we still subcontract a significant portion of our business, since 2005, we have begun the transition to becoming a direct contract manufacturer, operating several of our own factories.  Recently, we announced the opening of two additional factories, allowing us to become a direct manufacturer for solar modules and for power supply units as described below.

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

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2010

Worldwide leases a 129,167 square foot facility in Ningbo, China. The lease term is from July 18, 2008 to July 17, 2013. This facility houses the production operations and R&D center for the Company’s solar division. Operations at this facility began during the first quarter of 2009.

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

The terms of the purchase agreement stated that Worldwide would pay a cash consideration of $1,022,700 for 55% interest in DeHong. Intech paid the first installment of $714,286 on behalf of Worldwide in September 2008. During the three months ended March 31, 2009, Worldwide paid $308,414 for the second installment and the total consideration of the purchase price of $1,022,700 was paid in full.

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

As of March 31, 2010 we own and operate four factories that we now use for the manufacturing of certain product lines that we historically had to subcontract, and we are using the services of approximately 40 subcontractors to manufacture those product lines for which we do not have our own manufacturing capabilities.

Principles of Consolidation

The accompanying consolidated financial statements include Worldwide Energy and Manufacturing USA, Inc., a Colorado corporation and a public company, its operating subsidiary, Worldwide USA, a California corporation, and six subsidiary companies, Intech, Shanghai Intech Precision Mechanical Products Ltd (“Die Cast”), Detron, Ningbo Solar, Nantong Solar Factory (“Nantong”) and De Hong.

Effective January 1, 2009, the Consolidation Topic, ASC 810-10-45-16, revised the accounting treatment for non-controlling minority interests of partially-owned subsidiaries.  Non-controlling minority interests represent the portion of earnings that is not within the parent Company’s control. These amounts are now required to be reported as equity instead of as a liability on the balance sheet.  These amounts are $1,135,978 and $1,025,811 as of March 31, 2010 and December 31, 2009, respectively.  Additionally, this statement requires net income from non-controlling minority interests to be shown separately on the consolidated statements of income.  These amounts are $110,016 and $25,157 for the three month periods ending March 31, 2010 and 2009, respectively, and shown separately in the unaudited consolidated statement of income. All significant intercompany balances and transactions have been eliminated in consolidation.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2010

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

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for currency translation.  Total comprehensive income represents the activity for a period net of related tax and was income of $1,948,494 and $681,829 for the three months ended March 31, 2010 and 2009, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date.  For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $549,702 and $551,943 as of March 31, 2010 and 2009, respectively.

Accounts Receivable

Trade accounts receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivables are included in net cash provided by operations activities in the consolidated cash flow statements. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers a number of factors, including historical losses, current receivables aging reports, the counter party’s current ability to pay its obligation to the Company, and existing industry and People’s Republic of China (“PRC”) economic data. The Company reviews its allowances every month. Past due invoices over 90 days that exceed a specific amount are reviewed individually for collectability. During the three month periods ended March 31, 2010 and 2009, no amounts were charged off against the allowance.  The Company does not have any off Balance Sheet exposure related to its customers.

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
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2010

The estimated service lives of property and equipment are as follows:

Buildings and leasehold improvements	7 to 40 years
Machinery and equipment	5 years
Transportation vehicles	5 years
Furniture and fixtures	7 years
Computers and computer software	3 years

Construction in-progress

Plant and production lines currently under development at the Nantong China facility are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including land rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon readiness for use of the project, the cost of construction-in-progress is to be transferred to property and equipment, at which time depreciation will commence. The Company had no capitalized interest and to date has funded this construction through operations without the use of outside financing.  As of March 31, 2010, the Company has incurred a total of $2,155,174 of construction in progress and transferred $1,100,183 to property and equipment as the Company has begun in 2010 to operate out of the Nantong facility.  The Nantong facility is scheduled to be completed in June 2010.  The estimated additional cost to be incurred in 2010 is $350,000 and the total cost of the project has been revised to approximately $2,500,000 from $4,500,000 due to the Company not currently purchasing certain machinery and equipment. However, the Company may purchase this machinery and equipment in the future.

Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360-10, “Property, Plant, and Equipment”, and FASB Topic ASC 205 “Presentation of Financial Statements”.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through March 31, 2010, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of Long-Lived assets in the future.

Inventories

Inventories consist of raw material, work in progress and finished goods of manufactured products.

Inventories are stated at lower of cost or market and consist of materials, labor and overhead.  The Company determines the cost of inventory by the first-in, first-out method.  The value of inventory is determined using the weighted average cost method and includes any related production overhead costs incurred in bringing the inventory to their present location and condition. Overhead costs included in finished goods include, direct labor cost and other costs directly applicable to the manufacturing process.  The Company evaluates inventories for excess, slow moving, and obsolete inventories as well as inventory whose volume is in excess of its net realizable value.  This evaluation includes analyses of sales levels by product and projections of future demand. In order to state the inventory at lower of cost or market, the Company maintains reserves against its inventory.  If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made.  Inventory amounts are reported net of such allowances.  Management has recorded a $70,000 inventory allowance as of March 31, 2010.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2010

Revenue Recognition

The Company recognizes revenues in accordance with the guidelines of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”.  The Company recognizes revenue from product sales when the orders are completed and shipped, provided that collection of the resulting receivable is reasonably assured.  Amounts billed to customers are recorded as sales while the shipping costs are included in cost of sales. Returns of defective custom parts may only be exchanged for replacement parts within 30 days of the invoice date.  Returns of defective parts may be exchanged for replacement parts or for a refund.  Revenue from non-refundable customer tooling deposits is recognized when the materials are shipped or when the deposit is forfeited, whichever is earlier.  During the current quarter and in the prior year, industry conditions and market forces have necessitated the Company to extend their payment terms in the marketplace; however, this change in terms does not prohibit the Company from recognizing revenue in accordance with SAB No. 104.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  A substantial amount of the Company’s cash is held in bank accounts in the People’s Republic of China (“PRC”) and is not protected by the Federal Deposit Insurance Corporation (FDIC) insurance or any other similar insurance. Cash held in China amounted to $16,616,598 (including restricted cash of $2,759,444) at March 31, 2010.  Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. As of March 31, 2010, the Company’s cash balance held at U.S banks was $2,228,000 which was $1,978,000 in excess of the insured amounts, respectively.  Given the current economic environment and the financial conditions of the banking industry there is a risk that deposits may not be readily available or covered by such insurance. The Company has had no loss on excess cash in domestic or foreign banks in past years.

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

Estimates

The preparation of these condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of net sales and expenses during the reported periods.  Actual results may differ from those estimates and such differences may be material to the financial statements.  The more significant estimates and assumptions by management include among others:  useful lives and residual values of fixed assets, valuation of inventories, accounts receivable and notes receivable, stock based compensation, valuations of warrant derivative liability, and goodwill and intangible assets impairment tests, warranties, and deferred taxes. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2010

Product Warranties

We provide a limited warranty to the original purchasers of our PV solar modules for five years against defects in materials and workmanship under normal use and service conditions following the date of sale, and we provide a warranty that the modules will produce at least 90% of their power output rating during the first 10 years following the date of sale and at least 80% of their power output rating during the following 15 years.  In resolving claims under both the defects and power output warranties, we have the option of either repairing or replacing the covered module or, under the power output warranty, providing additional modules to remedy the power shortfall.  Our warranties are transferable when product remains installed in the original location.  When we recognize revenue for module sales, we accrue a liability for the estimated future costs of meeting our warranty obligations for those modules.  We make and revise this estimate based on the number of solar modules under warranty at customer locations, our historical experience with warranty claims, our in-house testing of our solar modules and our estimated per-module replacement cost.  As of March 31, 2010, our accrued warranty liability was approximately $45,000.

Foreign Currency Transactions and Translation

The Company’s principal country of operations is The People’s Republic of China. The financial position and results of operations of the Company are determined using the local currency Renminbi (“RMB”) as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“US Dollars”) are dealt with as a separate component within stockholders’ equity. Translation adjustments net of tax totaled $2,241 and $21,035, for the three months ended March 31, 2010 and 2009, respectively.

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of March 31, 2010, the fair value of cash and cash equivalents, accounts receivable, other receivables, accounts payable, line of credit and other payables approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

Fair Value Measurements

Effective January 1, 2009, the FASB ASC Topic 825, Financial Instruments, requires disclosures about fair value of financial instruments.

The FASB ASC Topic 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2010

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

The Company adoption of FASB ASC Topic 825 did not have a material impact on the Company’s condensed consolidated financial statements.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company has two warrant derivative liabilities carried at fair value on a recurring basis at March 31, 2010 and December 31, 2009.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of the period ended March 31, 2010 and December 31, 2009, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at March 31, 2010

Warrant Derivative Liability - 2008	$-	$1,315,576	$-	$1,315,576
Warrant Derivative Liability - 2010	$-	$5,175,887	$-	$5,175,887
Total	$-	$6,491,463	$-	$6,491,463

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2009

Warrant Derivative Liability - 2008	$-	$1,626,586	$-	$1,626,586
Total	$-	$1,626,586	$-	$1,626,586

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2010

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

At March 31, 2010, one customer accounted for more than 10% of the Company’s accounts receivable, with a total amount of $9,509,606, representing 51.7% of total accounts receivable in aggregate. This accounts receivable includes sales with extended payment terms due to market conditions and competitive pressures.

At March 31, 2010, one customer accounted for more than 10% of our quarterly sales with a sales mount of $19,871,031 or 65.5% of sales.  At March 31, 2009, two customers individually accounted for greater than 10% of quarterly sales with a total sales volume in the quarter of $5,991,779, or 58.3%.

At March 31, 2010, two suppliers accounted for more than 10% of our Cost of Goods Sold for the quarter.  Purchases from this supplier totaled $20,107,326 or 75.8% of the quarterly Cost of Goods Sold.  At March 31, 2009, two suppliers accounted for greater than 10% of our Cost of Goods Sold in the period at $5,635,749 or 65.8% of the quarterly Cost of Goods sold.

Payments of dividends may be subject to some restrictions due to the fact that the operating activities are conducted in subsidiaries residing in the Peoples Republic of China.

As part of the production process, the Company may be required by its suppliers to advance funds under short-term agreements for tooling and other pre-production costs.  The advances are generally unsecured and may carry interest at the prevailing market rate for short-term instruments.  Such tooling is in most cases, either owned by the supplier or our customers and is generally of value primarily for the specific needs of the Company’s customers.  At March 31, 2010, the Company has made advances to its suppliers of $988,663 for materials and inventory.  The Company in turn requires its customers to provide a non-refundable down payment to offset such startup costs.  As of March 31, 2010, the Company has customer deposits of $1,215,860. In the event that a supplier is unable to fulfill its production agreements with the Company, management believes that other suppliers can be found for the Company’s products.  However, a change in suppliers would cause a delay in the production process, and could result in loss of tooling deposits and other supplier advances, which could negatively affect the Company’s operating results.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2010

The Company sells its goods and services internationally, with the majority of its revenue currently being derived from customers in the United States and Europe.  As such, the Company is susceptible to credit risk on accounts and notes receivable from customers.  Generally, the Company does not obtain security from its customers in support of accounts receivable.

Stock Based Compensation

For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity” and FASB ASC Topic 718, “Compensation — Stock Compensation,” we perform an analysis of current market data and historical Company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our condensed consolidated statement of income. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements.

Share-based compensation costs that have been included in operating expenses amounted to $12,500 and $32,120 for the three months ended March 31, 2010 and 2009, respectively.

Recently Enacted Accounting Standards

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
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2010

3.           COMMITMENTS AND CONTINGENCIES

The Company has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for the Company’s business and at prevailing market prices. No material annual loss is expected from these commitments.

The Company has a contingency associated with its capital raises in 2010 which requires certain milestones to be met. The contingency states:  Additionally, as further consideration for the transaction, we, along with the investors, entered into a make good escrow agreement with certain insiders (“CI”) of the Company who placed an aggregate of 1,620,954 shares of the Company’s common stock into escrow, to be distributed if certain financial milestones of the Company are not met.  Pursuant to the terms of the make good escrow agreement, if the Adjusted EBIDTA reported in the Company’s 2010 Annual Report is less than $4,000,000, then the investors shall be entitled to receive on a “pro rata” basis, determined by dividing each investor’s investment amount by the aggregate of all investment amounts delivered to us by the investors, for no consideration other than their part of their respective investment amount at closing, some or all of the escrow shares determined according to the following formula:

E	Minus	C
((A / B) X D)

For the purposes of the foregoing formula:

A = 2010 Adjusted EBITDA
B = 2010 EBITDA Milestone
C = Total number of shares issued to the selling stockholders
D = 4.50
E = Total Investment Amount

In addition, the agreement states: Notwithstanding the foregoing, in the event that the Company reports an Adjusted EBITDA of $2,000,000 or less for the year ended December 31, 2010 or the Company fails to file its 2010 Form 10-K with the Commission on or before the last date that such form is required to be filed (after any permitted extensions under the Exchange Act), the “2010 EBITDA Milestone Price” shall equal $2.25 resulting in a potential maximum number of additional shares issued to the investors of 1,970,956.

Should a contingency arise, the contingency would be first satisfied by the CI shares and should the CI shares not be sufficient, then shares would be issued from the Company’s treasury.  The CI shares are considered to be primary consideration in satisfying any potential contingency and are included in outstanding shares and the calculation of earnings per share.

As of March 31, 2010, there are no indications that the milestones will not be met.

The Company is not involved in any legal matters except for those arising in the normal course of business. While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which it might involve in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2010

4.           ACCOUNTS RECEIVABLE

Accounts receivable by major categories are summarized as follows:

	March 31, 2010		December 31, 2009

Accounts Receivable	$18,312,398		$12,131,157
Accounts Receivable – other	352,251	(1)	421,002
	18,664,649		12,552,159
Less: allowances for doubtful accounts	(273,617)		(312,369)
Total	$18,391,032		$12,239,790

Under the terms of a revolving line of credit agreement with Bank of the West indicated in Note 10, the revolving line of credit is secured by all business assets of the Company and guaranteed by certain of its officers.

(1) The Company receives letters of credit from its customers as payment for product shipped.

5.	INVENTORIES

Inventories by major categories are summarized as follows:

	March 31, 2010	December 31, 2009

Raw materials	$1,970,752	$1,466,835
Work in progress	223,623	285,449
Finished goods	3,164,370	2,885,059
	5,358,745	4,637,343
Less: allowances for slowing moving items	(70,000)	(70,000)
Total	$5,288,745	$4,567,343

6.           INCOME TAX

Our statutory federal income tax is 34% and our state income tax rate is 9.3%. The Company has no amounts of federal tax due in the periods presented. The provision for income taxes consists of the following:

	For The Three Months Ended
	March 31,
	2010	2009
Current income tax expense in China	$263,374	$37,746
U.S Federal Tax	30,000	-
State and local income taxes currently paid or payable U.S	-	800

Income tax expense	$293,374	$38,546

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2010

7.	PROPERTY AND EQUIPMENT

The Company has $13,200 property and equipment located in the United States at March 31, 2010.  At December 31, 2009, $14,993 of property plant and equipment was located in the United States.  Property and equipment for March 31, 2010 was $3,699,026 in the PRC. At December 31, 2009, $2,953,965 of the Company’s property and equipment was located in the PRC. The Company’s property and equipment consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Vehicles	$610,498	$534,594
Furniture and fixtures	278,104	254,961
Equipment	2,317,882	535,784
Software	24,923	24,923
Land rights	415,053	249,919
Leasehold improvements	253,459	466,561
	3,899,919	2,066,742
Less: accumulated depreciation	(1,242,684)	(1,120,544)
	2,657,235	946,198
Construction in progress	1,054,991	2,022,760

Total	$3,712,226	$2,968,958

8.           NOTES RECEIVABLE

On June 24, 2008, the Company paid $40,680 for an investment in Tomii International (“Tomii”) representing approximately 21.5% equity interest in Tomii.  Tomii is a privately held company that is a development stage entity with no significant operations.  Subsequent to December 31, 2009, Tomii has changed its business model to focus on products that are not compatible with the Company’s business model.  As such, Tomii has agreed to repay the Company’s investment over a two year period at $500 per month for 12 months from April 2010 through March 2011 and $2,890 per month for the remaining 12 months from April 2011 to March 2012.  As of the date of this filing, Tomii has made all payments under this note receivable.

9.           RESTRICTED CASH

Through March 31, 2010, the Company has deposited approximately $10 million (approximately $4.5 million in fiscal year 2009 and $5.5 million in the three months ended March 31, 2010) into an escrow account in the Bank of China for the purpose of registered capital and working capital.  With the deposit of these funds, the Company has fulfilled the requirement of the Chinese government that we have sufficient registered capital to complete the project.  The funds have been transferred to a cash account accessible by the division specifically for facility start-up project costs and working capital.  Total expenditures related to the project as of March 31, 2010 was $2,155,174 and has been used for land purchase and initial construction expenses.  As of March 31, 2010, $5,085,382 has been used for working capital purposes.  The factory is scheduled to be completed in June 2010.  The balance of restricted cash at March 31, 2010 is $2,759,444 which the Company expects to use approximately $350,000 to complete the factory and an additional $500,000 to acquire machinery and equipment with the balance to provide for working capital purposes.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2010

10.           LINES OF CREDIT

As of March 31, 2010, the Company has the following lines of credit

Banker	Amount of the credit line	Loan period	Interest rate	Secured by	March 31, 2010

Bank of the West	$2,000,000	5/20/2008 - 5/20/2010	4%	All Corporate assets	$1,150,000

Bank of the West	$1,025,000	5/20/2008 - 6/01/2011	4%	All Corporate assets	$593,750
Total loans					$1,743,750

Under the terms of the revolving line of credit agreement with Bank of the West, dated May 20, 2008, the Company could borrow up to $3,025,000 at a rate of prime plus 0.75%.  This rate is subject to change based on the prime rate which was 3.25% as of March 31, 2010.  The revolving line of credit is secured by the assets of the Company and guaranteed by certain of its officers.  Payments on the lines of credit are due monthly and payment varies according to the balance outstanding and interest rate.

The Company can borrow up to $2,000,000 and $1,025,000 within two credit lines.  The maturity date of these two credit lines is May 20, 2010 and June 1, 2011 respectively.  The balance outstanding under both lines of credit as of March 31, 2010 is $1,150,000 and $593,750, respectively.  The Company was not in compliance with its bank covenants at March 31, 2010.  As a result, the entire balance has been reclassified to a current liability.  The Company has the funds to repay these loans if necessary.  The Company is in negotiations with the bank for a 90 day extension.

11.           STOCK TRANSACTIONS

On January 26, 2010, we entered in a securities purchase agreement with certain accredited investors pursuant to which we issued and sold 1,777,777 of our common stock and warrants to purchase an aggregate of 1,777,777 shares of our common stock for $7,332,790, net of offering costs of $677,210.  Ladenburg Thalmann & Co., LLC acted as the lead placement agent on the private placement.

On February 9, 2010, we entered into an amendment agreement with approximately 74% of such accredited investors to amend the transaction documents to increase the maximum amount of securities sold to $9,000,000.  On February 9, 2010, we entered into a second securities purchase agreement with certain accredited investors pursuant to which we issued and sold 193,179 shares of our common stock and warrants for $843,793, net of offering costs of $25,514.

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

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2010

In addition, Ladenburg Thalmann & Co., LLC acted as the lead placement agent on the private placement and received warrants to purchase 104,657 shares of the Company's common stock (warrants to purchase 4,000 shares of common stock were issued to a second placement agent at an exercise price of $6.75) (based on 150% of the per share equivalent of $4.50 in the transaction).  The warrants vest immediately and have a five year term.

12.           WARRANTS

Accounting for the Warrants

In connection with the Company’s 2008 equity financing (completed on June 23, 2008 and July 24, 2008 (“2008 Financing”), the Company issued 1,111,109 restricted common shares along with warrants to purchase an additional 1,111,109 shares with 722,221 warrants having an exercise price of $7.00 and 388,888 of those warrants having an excise price of $9.00.  In addition, in connection with the Company’s 2010 equity financing (completed on January 26, 2010 and February 9, 2010 (“2010 Financing”), the Company issued 1,970,956 restricted common shares along with warrants to purchase an additional 2,079,613 shares with 1,970,956 warrants having an exercise price of $5.65 and 108,657 of those warrants having an excise price of $6.75.  The Company analyzed the warrants issued in these two transactions (“Warrants”) in accordance with ASC Topic 815 (a codification of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”) to determine whether the Warrants meet the definition of a derivative under ASC Topic 815 and, if so, whether the Warrants meet the scope exception of ASC Topic 815, which is that contracts issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity shall not be considered to be derivative instruments for purposes of ASC Topic 815.  The provisions of ASC Topic 815 subtopic 40 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“ASC Topic 815 subtopic 40”) apply to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by ASC Topic 815 and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  The Company concluded that the warrants issued in the 2008 Financing should be treated as a derivative liability as the 2008 Financing includes certain milestone provisions which the Company must be in compliance with for each of the years ended December 31, 2009 and 2008.  If the Company fails to meet these milestones, the Company will be required to issue additional shares of common stock to each purchaser in the 2008 Financing equal to the difference between the original purchase price and the average of the ten closing prices for each of the ten trading days immediately following the milestone date (as defined in the agreement).  In addition, the warrant agreement provides for a price adjustment provision to allow the Conversion Price to be reduced and the number of warrants shares increased in the event the Company fails to meet certain contingencies associated with the 2008 Financing. As these provisions provide for the possible issuance of additional shares which are indeterminate, the Company determined that the proper accounting for the 2008 Financing warrants should be as a derivative liability under ASC Topic 815 (codification of EITF 00-19).  With respect to the 2010 Financing, the Company concluded that the warrants issued should be treated as a derivative liability as a result of the 2008 Financing which includes provisions that could provide for the possible issuance of additional shares which are indeterminate.  Additionally, the 2010 Financing contains a Registration Payment Arrangement which requires the Company to timely file its required public filings for 12 months in accordance with SEC Rule 144.  As a result, the warrant derivatives should be measured at fair value and re-measured at fair value at each reporting date with changes in fair value recorded in earnings under other income/expense in the Condensed Consolidated Statement of Operations.  Effective April 15, 2010 with the filing of the Company’s Annual Report on Form 10-K, the Company has met all contingencies and related 2008 milestone requirements, as defined, and as a result, the Company will reclassify the warrants associated with the 2008 Financing to equity on April 16, 2010.  The warrants associated with the 2010 Financing will continue to be accounted as a derivative liability.  Should the Company timely file its required public filings for 12 months, then the Company expects to reclassify the warrant derivatives associated with the 2010 Financing to equity in 2011.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2010

During the three month periods ending March 31, 2010 and 2009, the Company recorded a gain on warrant re-valuation of $1,299,999 and $18,502, respectively.

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

2008 Financing Warrants - Valuation Inputs
Attribute	March 31, 2010	March 31, 2009
Stock Price	$4.98	$3.20
Risk Free Interest Rate	2.26 – 2.69%	2.26 – 2.69%
Volatility	81.5 – 87.0%	81.5 – 87.0
Exercise Price	$7.00 – 9.00	$7.00 – 9.00%
Dividend Yield	0%	0%
Contractual Life (Years)	1.0 – 1.5	1.0 – 1.5
Fair Market Value	$1,315,576	$467,854

The following table provides the valuation inputs used to value the Warrants issued in connection with the 2010 Financing.

2010 Financing Warrants - Valuation Inputs
Attribute	March 31, 2010	January 2010
Stock Price	$4.98	$5.65
Risk Free Interest Rate	1.03 – 1.12%	1.03 – 1.12%
Volatility	90.5%	90.5%
Exercise Price	$5.65 – 6.75	$5.65 – 6.75
Dividend Yield	0%	0%
Contractual Life (Years)	2.5	2.5
Fair Market Value	$5,175,887	$6,094,876

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2010

13.           RELATED PARTY TRANSACTIONS

(1) Long term receivable – related party

	March 31,	December 31,
	2010	2009
	(unaudited)
Mr. Ding Honglin – Mr. Ding is the General Manager of Shanghai Intech Precision Machinery Co. Ltd – Loan to accommodate partnership separation	$237,343	$237,305

The amounts due from related party are unsecured, interest free and have no fixed repayment dates.

(2) Note receivable from officer

	March 31,	December 31,
	2010	2009

Mr. Jimmy Wang and Mrs. Mindy Wang, principal stockholders, executive officers and members of the Board of Directors of the Company.	$-	$50,000

The amounts due from a related party are unsecured, interest free and have no fixed repayment dates.  As of January 5, 2010, all amounts were repaid.

(3) Due to a related party

	March 31,	December 31,
	2010	2009

Shanghai Jinde Electro-Mechanical Co. Ltd, the shareholder of Shanghai Intech-Tron Electron-Electric Co., Ltd advanced to Detron for working capital purposes.	$1,246,316	$1,246,114
A relative of Mr. Jimmy Wang and Mrs. Mindy Wang, principal stockholders, executive officers and members of the Board of Directors of the Company	$-	$400,000	(1)
	$1,246,316	$1,646,114

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
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2010

14.           EARNINGS PER SHARE

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the three months ended March 31, 2010 and the same period in 2009, the following were included as potential dilutive shares. Employee stock options of 96,217 with an exercise price of $6.00.  Class A warrants to purchase 722,221 common shares at an exercise price of $7.00 and Class B warrants to purchase 388,888 shares at an exercise price of $9.00 of common stock.  Due to the exercise price being in excess of the estimated fair market value of the Company’s stock, using the treasury stock method, all potential dilutive shares were deemed to be anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share:

	For The Three Months Ended
	March 31,
	2010	2009
	(unaudited)	(unaudited)

Net income attributable to the common stockholders	$1,950,735	$660,794

Basic weighted average outstanding shares of common stock	5,043,130	3,522,933
Dilutive effect of options and warrants	-	-
Diluted weighted average common stock and common stock equivalents	5,043,130	3,522,933

Earnings per share:
Basic	$0.39	$0.19
Diluted	$0.39	$0.19

15.           SEGMENT INFORMATION

The Company’s operations are classified into two principal reportable segments that provide different products or services.  These two segments are solar and contract manufacturing.  Our solar module division procures and manufactures solar modules for sale to the solar industry. Our solar industry represents 86.4% of our business. The contract manufacturing division purchases and sells a wide variety of manufactured goods from China procured by its subsidiaries or contractors in China to a wide range of customers from different industries. Although both segments are involved in manufacturing they serve different customers and are managed separately requiring specialized expertise. We determine our operating segments in accordance with FASB ASC Topic 280, “Segment Reporting.”

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2010

Segmental Data – Three months ended March 31, 2010 and 2009

Reportable Segments (amounts in thousands)

	March 31, 2010			March 31, 2009
	Solar	Contract Mfg	Total	Solar	Contract Mfg	Total
Revenue	26,211	4,121	30,332	6,890	3,392	10,282
Cost of goods	(23,408)	(3,132)	(26,540)	(5,904)	(2,659)	(8,563)
Gross profit	2,803	989	3,792	986	733	1,719

Operating profit	1,498	102	1,600	737	(39)	698

Net income	1,796	155	1,951	700	(36)	661

Segment accounts receivable	11,047	7,344	18,391

Segment assets	33,971	15,828	49,799

Expenditures for long-lived assets	749	148	897

In our solar division, Germany represented approximately 81.3%, Italy represented approximately 9.3%, the United Kingdom represented approximately 4.3% and the United States represented approximately 2.2% of our sales in the three months ended March 31, 2010.  For the three months ended March 31, 2009, Germany represented 69.4% of our business, Italy representing 21.2% and the United States representing 3.7% of our total solar sales.  For our contract manufacturing business, the United States represents approximately 36.4% and China represents 63.6% of sales for the three months ended March 31, 2010.  For the three months ended March 31, 2009, the United States represented 53.8% and China 46.2% of that division’s sales.

In our solar division, the Germany represented approximately 83.4%, the United Kingdom represented approximately 7.1%, and Italy represented approximately 5.9% of solar accounts receivable as of March 31, 2010.  As of March 31, 2009, the Germany represented approximately 74.6% and Italy represented approximately 18.4% of the solar accounts receivable.  For our contract manufacturing business, China represents approximately 73.2%, the United States represents approximately 26.8%ccontract manufacturing accounts receivable as of March 31, 2010.  As of March 31, 2009, China represents approximately 71.8% and the United States represents 28.3% of the contract manufacturing accounts receivable.

16.           SUBSEQUENT EVENTS

In May 2009, the FASB issued accounting guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009.  Accordingly, the Company has evaluated subsequent events for the period from March 31, 2010, the date of these financial statements, through May 15, 2010, which represents the date these financial statements are being issued.

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

In February of 2008, we established a solar division that focuses on photovoltaic module technology under the brand name of “AmeriSolar.”  On February 4, 2008, we changed our name from Worldwide Manufacturing USA, Inc. to Worldwide Energy and Manufacturing USA, Inc. in order to reflect our expansion into the solar energy industry.  We issued 300,000 restricted shares for the AmeriSolar brand name.  We then leased a 129,167 square foot facility in Ningbo, China.  The lease term is from July 18, 2008 to July 17, 2013.  This facility houses the production operations and R&D center for our solar division.  This factory has the capability of producing 60MW in solar modules per year, which translates into approximately $114 million in revenues at full capacity, based on current prices.  By opening this factory we hope to increase gross and net margins in our solar division.  Furthermore, it will help us through the R&D department to continue to improve, develop and enhance our solar modules. We will continue to explore opportunities as well as expand our solar sales and distribution globally. We currently sell our solar modules in Europe and South Korea.  Our research shows that there is an abundance of solar rebate programs paid by Federal, State, and Local governments for both the commercial and residential markets globally.  We feel we are well positioned to sell our modules to large institutions in the U.S. This division generated $26,211,272 and $6,889,539 in sales for three months ended March 31, 2010 and 2009, respectively.

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

Detron’s revenues were a $1,717,727 and $1,087,427 for the three months ended March 31, 2010 and 2009, respectively.

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

Our management has carefully considered these factors and during 2004 made the strategic decision to move us away from our historical complete reliance on subcontractors.  The future trend of these decisions is to control our entire production process and improve profit margins.  At the beginning of 2005 we did not own any of our own factories and used as our suppliers of materials and labor approximately 100 factories in China, mostly in Shanghai or the surrounding area.  Since 2005 we have acquired an electronics factory, and acquired a die-casting and machining factory through the leasing of an existing facility from a former vendor.  Then we made an initial investment of approximately $500,000 to upgrade the equipment and manufacturing buildings.  We also recently acquired of a power supply company with designing and R&D capabilities and the establishment of a solar module factory on November 10, 2008.  In these transactions we acquired assets, the expertise of the employees, the managers of the factories, and a portion of the existing customers of those factories with the exception of the solar module factory which we established on our own.  As a result, we currentlyown and operate four factories that we now use for the manufacture of certain product lines that we historically had to subcontract, and we are using the services of approximately 40 subcontractors to manufacture those product lines for which we do not have our own manufacturing capabilities.

The establishment of these factories, including asset purchases and factory upgrades, was funded by three separate sources. The earlier acquisitions of the die cast and electronic factory primarily was financed by loans from Jimmy and Mindy Wang, our principal stockholders and executive officers, as well as increased lines of credit.  Our credit line increased to $3,025,000 with Bank of the West from a $2,250,000 line with Wells Fargo during 2008.  The Company was not in compliance with its related loan covenants at December 31, 2009 and March 31, 2010.  The power supply company and the establishment of the new solar module factory were funded by two equity transactions dated June 23 and July 24, 2008 where we raised approximately $5,000,000.  In the future, we expect to continue to acquire or newly-establish factories that will give us the capability to manufacture those product lines our management believes are the most profitable.

With the continuing transition into direct manufacturing and the renewable energy field, we expect to continue to increase sales outside the United States, and in particular, increase the number of customers in China, other Asian markets and Europe. Our costs to establish and improve these factories will increase along with sales and profits.

Through the development of our product mix, which consists of solar modules, casting, machining and stamping, electronics and fiber optics products lines, our business has become more diverse. In the past, foundry and machining and stamping accounted for more than 90% of our business.  This percentage has decreased since forming our own factories along with our new energy division which now represents approximately 86.4% and 67.0% of our sales volume for the three months ending March 31, 2010 and 2009, respectively.  With greater market penetration, and the market expanding, the solar content of our overall business is expected to increase.

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

Results of Operations

Revenues – Revenues increased by $20,049,704 or 195.0% to $30,331,571 for the three months ended March 31, 2010 from $10,281,867 for the three months ended March 31, 2009.  The revenues from solar module sales were $26,211,272 for the three months ended March 31, 2010 compared to $6,889,539 in the same period of 2009.  This represents an increase of $19,321,733 in revenue for our Solar Division or approximately 280.4%.  The revenues for Contract Manufacturing for the three months ended March 31, 2010 were $4,120,299 compared to $3,392,328 in the same period of 2009, an increase of $728,921 or 21.5%.  This increase in solar sales is due to the continued market penetration of our Amerisolar brand of PV solar modules as we have shipped a higher quantity of units but we are experiencing a lower sales price per unit as compared to the previous year.  Market level pricing of solar modules has proven to be much more stable thus far in 2010, and is expected to remain so, than the dynamic pricing of 2009.  The increase in sales for our Contract Manufacturing division is due to increased shipments from our Die Casting and Electronics facilities.  The Company continues to focus on the sales and marketing of its solar modules by establishing sales teams in China, United States and several European countries.  Solar module revenues comprise approximately 86.4% of the Company's gross sales for the three months ending March 31, 2010 compared to 67.0% in the same period of 2009.

Cost of Sales - Cost of goods sold increased by $17,977,073 or 209.9% to $26,539,873 for the three months ended March 31, 2010 from $8,562,800 for the three months ended March 31, 2009.  The increase was primarily due to the increased sales of the solar division.  The cost of goods for solar modules for the three months ending March 31, 2010 was $23,408,381 compared to $5,903,515 for the same period in 2009.  The increase of $17,504,866 reflects the increase in solar module sales and is offset partially by the reduced material costs associated with solar module production as compared to same period last year.  The costs of goods sold for Contract Manufacturing was $3,131,492 for the three months ending March 31, 2010 compared to cost of goods sold of $2,659,285 for the same period in 2009, an increase of $472,207, due to increased sales volume from this division.

Gross Profit - Gross profit increased by $2,072,631, or 120.6% to $3,791,698 for the three months ending March 31, 2010 from $1,719,067 for the three months ending March 31, 2009.  The gross profit from solar module sales was $2,802,891 for the three months ended March 31, 2010 compared to $986,024 in the same period of 2009.  This represents an increase of $1,816,867 in gross profit for the division or approximately 184.3% and is due to the increased number of units shipped as well as the lower material costs associated with the crystalline silicon material for module production.  As stated before, the PV solar module market experiences market dynamics and significant price pressures throughout the whole supply chain, affecting us on both the sales and cost side of the solar division.  The gross profit for contract manufacturing for the three months ended March 31, 2010 was $988,807 compared to $733,043 in the same period of 2009, an increase of $255,764 or 34.9% and is due to higher sales volume for the division, driven by increased volume from our Die Casting and Electronics production facilities.

Gross Margin - The gross margin was 12.5% for the three months ending March 31, 2010 compared to 16.7% in the same period in 2009.  The gross margin for our solar division for the three months ending March 31, 2010 was approximately 10.7% compared to 14.3% for the same period in 2009.  This decrease is driven by the lower sales price per unit which has exceeded our reduced material costs from our suppliers for silicon cells.  The gross margin for contract manufacturing for the three months ending March 31, 2010 was 24.0% compared to 21.6%.  This increase is due to sales mix in that a higher percentage of the contact manufacturing sales are from our Electronics company which maintains a higher gross margin than the other contact manufacturing companies.

Operating Expenses – Selling, general and administration expenses for the three months ended March 31, 2010, totaled $1,934,696 compared to $826,155 in the same period in 2009, an increase of $1,108,541 or approximately 134.2%.  Sales, general and administration expenses were $1,218,348 for the three months ending March 31, 2010 compared to $249,592 in the same period in 2009 an increase of $968,756 or 388.1% for our Solar Module division, reflective of the increased sales expenses for sales associate  salaries and commissions on increased sales volume and the expenses associated with adding administrative infrastructure for our current and anticipated sales growth.  Sales, general and administration expenses for the three months ended March 31, 2010 for our contract manufacturing division was $716,348 compared to $771,859 in the same period of 2009.  The decrease of $55,511 or 7.2% is primarily due to cost reduction measures, such as, maintaining a reduced headcount achieved in 2009 on a reduced sales level.

For the three months ending March 31, 2010 there was stock based compensation of $12,500 compared to $32,120 for stock based compensation in the same period of 2009.  Further the Company had depreciation expense of $154,539 in the three months ending March 31, 2010 compared to $73,176 in the same period of 2009, due to the greater amount of depreciable assets owned by the Company.

Income Before Income Taxes - Income before tax for the three months ending March 31, 2010 was $2,354,125 compared to a net income before tax of $724,497 for the year ended March 31, 2009.  The increase of $1,629,628 or approximately 224.9% is primarily due to the change in the warrant derivative liability of $1,229,999 and the higher gross profit driven by our material cost reductions.

We do not anticipate significant increases in sales, general and administration expenses other than those directly attributed to increases in sales such as marketing and sales commissions and our compliance costs as we implement the requirements of Sarbanes Oxley.

Liquidity and Capital Resources

General – Overall, we had an increase in cash flows of $6,904,180 in the three months ending March 31, 2010 resulting from $1,214,634 of cash provided by operating activities, cash provided by financing activities of $6,891,166, offset partially by cash used by investing activities of $1,200,735.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Three months ended March 31,
	2010	2009

Cash at beginning of period	$9,180,974	$5,092,476
Net cash provided by (used in) operating activities	1,214,634	(1,728,085)
Net cash used by investing activities	(1,200,735)	(1,045,727)
Net cash provided by financing activities	6,891,166	1,202,360
Effect of exchange rate changes on cash	(885)	(625)
Cash at end of period	$16,085,154	$3,520,399

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

The Company was not in compliance with its bank covenants at March 31, 2010.  As a result, the entire balance has been reclassified to a current liability.  The Company has the funds to repay this loan if necessary.  The Company is in negotiations with the bank for a 90 day extension.

Cash Flows from Operating Activities – For the three months ending March 31 2010, net cash provided by operations was $1,214,634 compared to net cash used in operations of $1,728,085 for the three months ending March 31, 2009.  The increase in net cash provided by operations was primarily due to net income of $2,060,751 for the three months ended March 31, 2010, and the changes in operating assets and liabilities of $245,907 primarily due to increases in accounts payable of $7,366,684, and accrued expenses and acquisition cost payable of $280,065, offset primarily by the decreases of $6,108,296 in accounts receivable, $151,884 in taxes payable, $500,195 in advances to suppliers, and $720,960 in inventories; offset primarily by the change in the warrant derivative liability of $1,299,999.

Cash Flows from Investing Activities – Net cash used in investing was $1,200,735 in the three months ending March 31, 2010, compared to net cash used of $1,045,727 in the same period of 2009.  The decrease net cash used by investing activities was due to capital expenditures of $897,331, and increases in deposits to restricted accounts of $303,404.

Cash Flows from Financing Activities – Net cash flows provided by financing activities in the three months ending March 31, 2010 was $6,891,166 compared to $1,202,360 in 2009.  The increase in net cash provided by financing activities was primarily due to proceeds from issuance of common stock and warrants, net of offering costs, of $8,176,583, and proceeds of borrowing from related party of $50,000, offset primarily by repayment of loan payable to shareholder of $400,000, and repayments of bank loans of $935,417.

As we continue to grow our Solar division, we must follow industry trends in regards to extended payment terms to our customers.  Typically these market conditions affect the whole supply chain and as extended terms are offered to consumers, favorable terms can be negotiated with the supplier base.  Our current cash position allows flexibility to accommodate these market conditions.

Financing – We believe our current working capital position, together with our expected future cash flows from operations will be adequate to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for at least the next twelve months.  However, this belief is based upon many assumptions and is subject to numerous risks, and there can be no assurance that we will not require additional funding in the future.

We expect to have a total of approximately $1,100,000 of capital expenditures for the remainder of 2010 primarily $350,000 to complete the factory and an additional $500,000 to acquire machinery and equipment for our new Nantong China facility and $250,000 for continued expansion of our business.

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

Equity Financing – On January 26, 2010, we entered in a securities purchase agreement with certain accredited investors pursuant to which we issued and sold 1,777,777 of our common stock and warrants to purchase an aggregate of 1,777,777 shares of our common stock for $7,332,790, net of offering costs of $667,210.  Ladenburg Thalmann & Co., LLC acted as the lead placement agent on the private placement.

On February 9, 2010, we entered into an amendment agreement with approximately 74% of such accredited investors to amend the transaction documents to increase the maximum amount of securities sold to $9,000,000.  On February 9, 2010, we entered into a second securities purchase agreement with certain accredited investors pursuant to which we issued and sold 193,179 shares of our common stock for $843,793, net of offering costs of $25,514.

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

In addition, Ladenburg Thalmann & Co., LLC acted as the lead placement agent on the private placement and received warrants to purchase 104,657 shares of the Company's common stock (warrants to purchase 4,000 shares of common stock were issued to a second placement agent at an exercise price of $6.75) (based on 150% of the per share equivalent of $4.50 in the transaction).  The warrants vest immediately and have a five year term.

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
E = Total Investment Amount

In addition, the agreement states: Notwithstanding the foregoing, in the event that the Company reports an Adjusted EBITDA of $2,000,000 or less for the year ended December 31, 2010 or the Company fails to file its 2010 10-K with the Commission on or before the last date that such form is required to be filed (after any permitted extensions under the Exchange Act), the “2010 EBITDA Milestone Price” shall equal $2.25 resulting in a potential maximum number of additional shares issued to the investors of 1,970,956.

As of March 31, 2010, there are no indications that the milestones will not be met.

PLAN OF OPERATION

We will continue to focus on the expansion of our renewable energy division by the continued development of our newly established solar factory in Ningbo, China as well as the continued quality enhancements of our solar module brand, "Amerisolar".  Additionally, we intend to develop the U.S. solar module market and plan to expand our operation in this market. We believe that the renewable energy division offers us our greatest growth and profit potential in both the present and foreseeable future. We presently have enough liquidity to meet our expansion plans. However, depending on growth the Company may need additional funding in the future.

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

The amount of the Agreement is approximately $1.8 million of which approximately $1.2 million has been expended through March 31, 2010.

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

Warrant Derivative Liability

The Company issued warrants in connection with the sale of common stock in 2008 and 2010.  The Company analyzed the accounting treatment and classification of the warrants and summarized the effects and conclusions. The Company accounts for the warrants pursuant to FASB ASC Topic 815.

Impairment analysis for long-lived assets and intangible assets

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased intangible assets) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment”, and FASB ASC Topic 205 “Presentation of Financial Statements”.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through March 31, 2010, the Company had not experienced impairment losses on its long-lived assets.

Inventories

Inventories consist of finished goods of manufactured products.  Inventory is based on customer orders and the duration of those orders.  Cost is stated at the lower of cost or market on a first-in, first-out (FIFO) basis.  The Company has recorded an allowance for slow-moving or obsolete inventory of $70,000 at March 31, 2010.

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

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2010 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of March 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.   In March 2010, we became aware that we:
•
had failed to recognize a bonus accrual that was earned in 2008. The error had an effect of on our previously issued consolidated financial statements for the year ended December 31, 2008 by over stating income and understating liabilities by $206,000.

•
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

•
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

•
had failed to record a Goodwill related to our acquisition of Detron in October 2008. The error had an effect of on our previously issued consolidated financial statements for the year ended December 31, 2008 by over understating assets and liabilities by $285,000.

•
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

•
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

·
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

·
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

•
In September 2009, we hired an Accounting Manager in our Corporate office to add to the Company’s accounting expertise.  With the hiring of our CFO, the Accounting Manager resigned.  We are in the process of hiring a replacement for the Accounting Manager.

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

Our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the date of this report, under the supervision and with the participation of our president (also our principal executive officer) and chief financial officer (also our principal financial and accounting officer), in order to conclude if our disclosure controls and procedures are effective. Based on the information set forth above, our management has determined that, as of the date of this report, we do not have effective disclosure controls and procedure.

Changes in Internal Control over Financial Reporting

In the first quarter of fiscal 2010, the Company hired a new Big 4 CFO and has contracted with an outside consultant to assist us with the self-assessment required by Section 404 of the Sarbanes-Oxley Act of 2002 of our internal controls and procedures. The Company will hire additional employees in the United States and China to help management refine such documentation.

Based upon the foregoing, our management has determined that there were changes in our internal control over financial reporting with the hiring of our new Big 4 CFO and contracting with an outside consultant to assist us with the self-assessment required by Section 404 of the Sarbanes-Oxley Act of 2002 of our internal controls and procedures, identified in connection with the evaluation that occurred during our last fiscal quarter, under the supervision and with the participation of our president (also our principal executive officer) and chief financial officer (also our principal financial and accounting officer), that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.            Legal Proceedings.

None.

Item 1A.         Risk Factors (herein incorporated by reference from Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2009).

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

On January 26, 2010, we issued and sold 1,777,777 of our common stock and warrants to purchase an aggregate of 1,777,777 shares of our common stock for $7,332,790, net of offering costs of $667,210 to certain accredited investors.

On February 9, 2010, we issued and sold 193,179 shares of our common stock for $843,793 to certain accredited investors.

The warrants are exercisable for a term of five years at an exercise price of $5.65 per share. The warrants also contain anti-dilution provisions, including but not limited to, if we issue shares of our common stock at less than the then existing conversion price, the conversion price of the warrants will automatically be reduced to such lower price and the number of shares to be issued upon exercise will be proportionately increased. The warrants contain limitations on exercise, including the limitation that the holders may not convert their warrants to the extent that upon exercise the holder, together with our affiliates, would own in excess of 4.9% of the Company's outstanding shares of common stock.

In addition, Ladenburg Thalmann & Co., LLC acted as the lead placement agent on the private placement and received warrants to purchase 104,657 shares of the Company's common stock (warrants to purchase 4,000 shares of common stock were issued to a second placement agent at an exercise price of $6.75) (based on 150% of the per share equivalent of $4.50 in the transaction). The warrants vest immediately and have a five year term.

Item 3.            Defaults upon Senior Securities

None.

Item 4.            Removed and Reserved

Item 5.            Other Information

On August 3, 2009, the Board of Directors adopted a code of ethics, which is attached as an exhibit to this Quarterly Report.

Item 6.            Exhibits

The following exhibits are filed herewith:

3.1	Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 11, 2000).

3.2	Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 11, 2000).

3.3
Amendment to the Articles of Incorporation to change the name of the Company from Tabatha III, Inc. to Worldwide Manufacturing USA, Inc., filed with the Colorado Secretary of State on November 4, 2003 (incorporated by reference from Form 10-K filed with the Securities and Exchange Commission on April 14, 2009).

3.4
 Amendment to the Articles of Incorporation to change the name of the Company from Worldwide Manufacturing USA, Inc. to Worldwide Energy and Manufacturing USA, Inc., filed with the Colorado Secretary of State on February 4, 2008 (incorporated by reference from Form 10-K filed with the Securities and Exchange Commission on April 14, 2009).

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

10.10	Form of Share Escrow Agreement (Incorporated by Reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 29, 2010)

10.11	Form of Securities Purchase Agreement (Incorporated by Reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 1o, 2010)

10.12	Form of Registration Rights Agreement (Incorporated by Reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 10, 2010)

10.13	Form of Share Escrow Agreement (Incorporated by Reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 10, 2010)

14.1	Code of Ethics. *

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended. *

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC.

Date: May 17, 2010	By:	/s/ JIMMY WANG
Jimmy Wang, CEO and Director (duly authorized officer)

Date: May 17, 2010	By:	/s/ GERALD DECICCIO
Gerald DeCiccio, Chief Financial Officer (principal financial and accounting officer)