Form 10-Q
period 2010-06-30
WORLDWIDE ENERGY & MANUFACTURING USA INC
filed 2010-08-16
CIK 1111816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at August 16, 2010
Common Stock, no par value	5,650,523

PART 1 - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

(a)
The unaudited condensed consolidated financial statements of registrant for the three and six months ended June 30, 2010 and 2009 follow.  The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$13,493,574	$9,180,974
Restricted cash	1,211,397	2,456,040
Accounts receivable, net of allowances of $126,000 and $312,000, at June 30, 2010 and December 31, 2009, respectively	22,730,718	11,858,568
Notes receivable	-	40,680
Inventories	6,997,734	4,567,343
VAT tax receivable	176,816	570,615
Advances to suppliers	1,519,786	488,395
Deferred tax asset	100,000	100,000
Note receivable from officer	-	50,000
Prepaid and other current assets	372,598	363,309
Total current assets	46,602,623	29,675,924

Property and equipment, net	4,188,714	2,968,958
Intangible assets	1,101,000	1,101,000
Goodwill	285,714	285,714
Long term receivable – related party	598,578	618,527
Total assets	$52,776,629	$34,650,123
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$24,783,008	$13,981,881
Accrued expenses	1,688,552	1,895,127
Lines of credit	1,758,333	2,679,167
Warrant derivative liability	3,578,554	1,626,586
Tax payable	645,266	768,289
Due to related parties	1,467,154	1,841,803
Customer deposits	1,040,326	1,254,558
Total liabilities	34,961,193	24,047,411

Commitments and contingencies (Note 3)

Stockholders’ equity
Common stock (No Par Value; 100,000,000 shares authorized; 5,649,623 and 3,671,611 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively; including 1,620,954 shares held in escrow subject to contingent future events as of June 30, 2010)	6,427,198	2,920,372
Retained earnings	9,343,639	6,104,586
Accumulated other comprehensive income	658,817	551,943
Total equity attributable to Worldwide	16,429,654	9,576,901
Non-controlling interest	1,385,782	1,025,811
Total stockholders’ equity	17,815,436	10,602,712
Total liabilities and stockholders’ equity	$52,776,629	$34,650,123

See accompanying notes to unaudited condensed consolidated financial statements

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
Revenue	2010	2009	2010	2009
Sales	$70,177,903	$20,598,780	$39,846,332	$10,316,913
Cost of goods sold	63,537,182	17,258,638	36,997,309	8,695,838
Gross profit	6,640,721	3,340,142	2,849,023	1,621,075

Operating Expenses
Selling, general and administrative expenses	3,829,825	1,843,997	1,895,129	1,017,842
Management and professional fees paid to stockholders	180,000	180,000	90,000	90,000
Stock based compensation	45,992	115,220	33,492	83,100
Depreciation	239,677	162,881	85,138	89,708
Loss on disposal of fixed assets	143,477	-	143,477	-
Total operating expenses	4,438,971	2,302,098	2,247,236	1,280,650
Net operating income	2,201,750	1,038,044	601,787	340,425

Other Income (expenses)
Interest income	13,885	11,157	8,442	44
Interest expense	(41,317)	(20,809)	(16,776)	(13,207)
Other income (expense)	2,793,924	(1,079,388)	1,533,451	(1,098,793)
Exchange gain (loss)	(830,544)	5,425	(343,331)	1,460
Total other income (expenses)	1,935,948	(1,083,615)	1,181,786	(1,110,496)

Income (loss) before income taxes	4,137,698	(45,571)	1,783,573	(770,071)
Income taxes	(543,504)	(242,624)	(250,130)	(204,078)
Net income (loss)	3,594,194	(288,195)	1,533,443	(974,149)
Less: net income attributable to non-controlling interest	(355,141)	(122,610)	(245,125)	(97,453)
Net income (loss) attributable to Worldwide	$3,239,053	$(410,805)	$1,288,318	$(1,071,602)

Earnings(loss) per share attributable to Worldwide stockholders:
Basic and diluted earnings (loss) per share	$0.61	$(0.12)	$0.23	$(0.30)
Basic and diluted weighted average shares outstanding	5,345,557	3,555,855	5,644,661	3,617,512

See accompanying notes to unaudited condensed consolidated financial statements

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	WEMU Shareholders		Non-controlling Interest		Total
	Six months ended June 30,
	2010	2009	2010	2009	2010	2009

Net income (loss)	$3,239,053	$(410,805)	$355,141	$122,610	$3,594,194	$(288,195)

Foreign currency translation, net of tax	106,874	107,656	-	-	106,874	107,656
Comprehensive income attributable to non-controlling interest	-	-	4,830	(13,571)	4,830	(13,571)
Total comprehensive income (loss)	$3,345,927	$(303,149)	$359,971	$109,039	$3,705,898	$(194,110)

	WEMU Shareholders		Non-controlling Interest		Total
	Three months ended June 30,
	2010	2009	2010	2009	2010	2009

Net income (loss)	$1,288,318	$(1,071,602)	$245,125	$97,453	$1,533,443	$(974,149)

Foreign currency translation, net of tax	114,096	86,621	-	-	114,096	86,621
Comprehensive income attributable to non-controlling interest	-	-	(4,679)	(19)	(4,679)	(19)
Total comprehensive income (loss)	$1,402,414	$(984,981)	$240,446	$97,434	$1,642,860	$(887,547)

See accompanying notes to unaudited condensed consolidated financial statements

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$3,594,194	$(288,195)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	239,677	162,881
Allowance for bad debts – accounts receivable	(186,507)	226,796
Allowance for bad debts – note receivable	39,680
Stock based compensation expense	45,992	115,220
Change in warrant derivative liability	(2,698,781)	1,072,396
Provision for warranty	14,350	-
Loss on disposal of fixed assets	143,477	-
Changes in operating assets and liabilities:
Accounts receivable	(10,685,643)	(4,352,836)
Notes receivable	1,000	165,476
Inventories	(2,412,685)	(1,085,510)
VAT tax receivable	394,681	(338,190)
Advance to suppliers	(1,025,403)	(355,272)
Loan receivable - affiliate	-	6,497
Prepaid and other current assets	195,996	116,897
Accounts payable	10,762,273	5,096,026
Accrued expense and acquisition cost payable	(231,575)	(641,487)
Tax payable	(123,377)	117,220
Customer deposits	(214,232)	(176,385)
Net cash used in operating activities	(2,146,883)	(158,466)

Cash flows from investing activities:
Capital expenditures	(1,602,910)	(847,124)
Deposits paid for investment in subsidiaries	-	(1,120,193)
Restricted cash	1,244,643	-
Net cash used in investing activities	(358,267)	(1,967,317)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	8,136,583	-
Repayment of loans payable to shareholders	-	(60,024)
Proceeds of borrowing from related parties	50,000	-
Repayment of loans payable to shareholders	(400,000)	-
Net proceeds from lines of credit	100,000	1,300,000
Repayment of bank loans	(1,020,833)	(88,373)
Net cash flows provided by financing activities:	6,865,750	1,151,603

Effect of exchange rate changes on cash and cash equivalents	(48,000)	(6,359)
Net increase (decrease) in cash and cash equivalents	4,312,600	(980,539)
Cash and cash equivalents- beginning of period	9,180,974	5,092,476
Cash and cash equivalents- end of period	$13,493,574	$4,111,937

Supplemental disclosure of non cash activities:
Cash paid during the period for:
Interest	$44,564	$20,809
Income tax	$242,000	$47,850

Non-cash investing and financing activities:

During the period ended June 30, 2010, the Company accounted for $6,094,876 of warrants issued in its 2010 Financing as a warrant derivative liability.

During the period ended June 30, 2010, the Company reclassified $1,444,127 from warrant derivative liability to equity related to the warrants issued in its 2008 Financing.

See accompanying notes to unaudited condensed consolidated financial statements

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

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

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

Worldwide leases a 129,167 square foot facility in Ningbo, China. The lease term is from July 18, 2008 to July 17, 2013. This facility houses the production operations and R&D center for the Company’s solar division. Operations at this facility began during the first quarter of 2009.  In May 2010, the Company vacated this facility and moved the operations to its new Nantong facility.  The Company paid two month’s rent as a penalty to be released from the lease, which was booked to Other Expense in the Statement of Operations, and wrote off approximately $94,000 of leasehold improvements and equipment to Loss on disposal of fixed assets in the Statement of Operations.  The Company did not incur any other material costs of abandonment of the Ningbo facility.

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

On August 15, 2008, Worldwide formed a new Company called Worldwide Energy and Manufacturing (Ningbo) Co., Ltd (“Ningbo Solar”), which is our solar energy research, development and manufacturing subsidiary. The Company also acts as an agent to import or export the products and services overseas.  Ningbo Solar began operations during the first quarter of 2009.

In May 2010, Nantong formed its wholly owned subsidiary, Worldwide Energy and Manufacturing (Shanghai) Co., Ltd, (“Shanghai Solar”) to provide design, installation, and consulting for Solar Power Systems.  This subsidiary has been created to provide more value add to our customers by providing the System Integration services (the next downstream link in the Solar Value Chain) to complement our PV Solar Module offerings.  This service will provide system design work by incorporating and specifying the Balance-of-System (BOS) components with our Amerisolar modules.  We have started this endeavor to take advantage of the rapidly growing solar market in China.  Operations at this subsidiary are not expected to be material in 2010 and therefore, we have not determined the revenue recognition policies which will apply to this operation.

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

As of June 30, 2010 we own and operate three factories that we now use for the manufacturing of certain product lines that we historically had to subcontract, and we are using the services of approximately 40 subcontractors to manufacture those product lines for which we do not have our own manufacturing capabilities.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

Principles of Consolidation

The accompanying consolidated financial statements include Worldwide Energy and Manufacturing USA, Inc., a Colorado corporation and a public company, and seven subsidiary companies, Intech, Shanghai Intech Precision Mechanical Products Ltd (“Die Cast”), Detron, Ningbo Solar, Nantong Solar Factory (“Nantong”), Shanghai Solar, and De Hong.

Effective January 1, 2009, the Consolidation Topic, ASC 810-10-45-16, revised the accounting treatment for non-controlling minority interests of partially-owned subsidiaries.  Non-controlling minority interests represent the portion of earnings that is not within the parent Company’s control. These amounts are now required to be reported as equity instead of as a liability on the balance sheet.  These amounts are $1,385,782 and $1,025,811 as of June 30, 2010 and December 31, 2009, respectively.  Additionally, this statement requires net income from non-controlling minority interests to be shown separately on the consolidated statements of operations.  These amounts are income of $245,125 and a loss of $97,453 for the three month periods ending June 30, 2010 and 2009, respectively, and income of $355,141 and a loss of $122,610 for the six months ended June 30, 2010 and 2009, respectively, and shown separately in the unaudited consolidated statement of operations. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income (loss) equals net income(loss) plus or minus adjustments for currency translation.  Total comprehensive income (loss) represents the activity for a period net of related tax and was income of $1,642,880 and was a loss of $887,547 for the three months ended June 30, 2010 and 2009, respectively, and was income of $3,705,898 and was a loss of $194,110 for the six months ended June 30, 2010 and 2009, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date.  For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $658,817 and $551,943 as of June 30, 2010 and December 31, 2009, respectively.

Accounts Receivable

Trade accounts receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivables are included in net cash provided by operations activities in the consolidated cash flow statements. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers a number of factors, including historical losses, current receivables aging reports, the counter party’s current ability to pay its obligation to the Company, and existing industry and People’s Republic of China (“PRC”) economic data. The Company reviews its allowances every month. Past due invoices over 90 days that exceed a specific amount are reviewed individually for collectability. During the three and six month periods ended June 30, 2010 and 2009, no amounts were charged off against the allowance.  The Company does not have any off Balance Sheet exposure related to its customers.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

Property and equipment

Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the related asset type using the straight-line method for financial statement purposes. Maintenance and repairs are expensed as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized. When property or equipment is disposed, the cost and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is included as a component of operating expenses.

The estimated service lives of property and equipment are as follows:

Buildings and leasehold improvements	7 to 40 years
Machinery and equipment	5 years
Transportation vehicles	5 years
Furniture and fixtures	7 years
Computers and computer software	3 years

Construction in-progress

Plant and production lines currently under development at the Nantong China facility are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including land rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon readiness for use of the project, the cost of construction-in-progress is transferred to property and equipment, at which time depreciation will commence. The Company had no capitalized interest and to date has funded this construction through operations without the use of outside debt financing.  As of June 30, 2010, the Company has incurred a total of $1,617,181 of construction in progress.  The Nantong facility is scheduled to be completed in the third quarter of 2010.  The estimated additional cost to be incurred in 2010 is $660,000 and the total cost of the project has been revised to approximately $2,300,000 from $4,500,000 due to the Company not currently purchasing certain machinery and equipment.  However, the Company may purchase this machinery and equipment in the future.

Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360-10, “Property, Plant, and Equipment”, and FASB Topic ASC 205 “Presentation of Financial Statements”.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial position.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through June 30, 2010, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of Long-Lived assets in the future.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

Inventories

Inventories consist of raw material, work in progress and finished goods of manufactured products.

Inventories are stated at lower of cost or market and consist of materials, labor and overhead.  The Company determines the cost of inventory by the first-in, first-out method.  The value of inventory is determined using the weighted average cost method and includes any related production overhead costs incurred in bringing the inventory to their present location and condition. Overhead costs included in finished goods include, direct labor cost and other costs directly applicable to the manufacturing process.  The Company evaluates inventories for excess, slow moving, and obsolete inventories as well as inventory whose volume is in excess of its net realizable value.  This evaluation includes analyses of sales levels by product and projections of future demand. In order to state the inventory at lower of cost or market, the Company maintains reserves against its inventory.  If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made.  Inventory amounts are reported net of such allowances.  Management has recorded an $80,000 inventory allowance as of June 30, 2010.

Revenue Recognition

The Company recognizes revenues in accordance with the guidelines of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”.  The Company recognizes revenue from product sales when the orders are completed and shipped, provided that collection of the resulting receivable is reasonably assured.  Amounts billed to customers are recorded as sales while the shipping costs are included in cost of sales. Returns of defective custom parts may only be exchanged for replacement parts within 30 days of the invoice date.  Returns of defective parts may be exchanged for replacement parts or for a refund.  Revenue from non-refundable customer tooling deposits is recognized when the materials are shipped or when the deposit is forfeited, whichever is earlier.  Recently, industry conditions and market forces have necessitated the Company to extend their payment terms in the marketplace; however, this change in terms does not prohibit the Company from recognizing revenue in accordance with SAB No. 104.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  A substantial amount of the Company’s cash is held in bank accounts in the People’s Republic of China (“PRC”) and is not protected by the Federal Deposit Insurance Corporation (FDIC) insurance or any other similar insurance. Cash held in China amounted to $11,956,205 (including restricted cash of $1,211,397) at June 30, 2010.  Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. As of June 30, 2010, the Company’s cash balance held at U.S banks was $2,748,766 which was $2,498,766 in excess of the insured amounts.  Given the current economic environment and the financial conditions of the banking industry there is a risk that deposits may not be readily available or covered by such insurance. The Company has had no loss on excess cash in domestic or foreign banks in past years.

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
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

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

Product Warranties

We provide a limited warranty to the original purchasers of our PV solar modules not sourced from subcontractors for five years against defects in materials and workmanship under normal use and service conditions following the date of sale, and we provide a warranty that the modules will produce at least 90% of their power output rating during the first 10 years following the date of sale and at least 80% of their power output rating during the following 15 years.  In resolving claims under both the defects and power output warranties, we have the option of either repairing or replacing the covered module or, under the power output warranty, providing additional modules to remedy the power shortfall.  Our warranties are transferable when product remains installed in the original location.  When we recognize revenue for module sales, we accrue a liability for the estimated future costs of meeting our warranty obligations for those modules.  We make and revise this estimate based on the number of solar modules under warranty at customer locations, our historical experience with warranty claims, our in-house testing of our solar modules and our estimated per-module replacement cost.  As of June 30, 2010, our accrued warranty liability was approximately $49,000.

Foreign Currency Transactions and Translation

The Company’s primary country of operations is The People’s Republic of China (“PRC”). The financial position and results of operations of the Company’s China operations are determined using the local currency Renminbi (“RMB”) as the functional currency.  However, the China operation’s sell solar products in Euros.  The results of transactions in foreign currency are remeasured into the functional currency at the average rate of exchange during the reporting period.  Aggregate net foreign currency remeasurements included in the income statement was a loss of $343,331 and a gain of $1,460, for the three months ended June 30, 2010 and 2009, respectively, and a loss of $830,544 and a gain of $5,425 for the six months ended June 30, 2010 and 2009, respectively primarily due to the decline of the value of the Euro to the RMB.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“US Dollars”) are dealt with as a separate component within stockholders’ equity.  Translation adjustments net of tax totaled $114,090 and $86,621, for the three months ended June 30, 2010 and 2009, respectively, and $106,874 and $107,656 for the six months ended June 30, 2010 and 2009, respectively.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 820 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of June 30, 2010, the fair value of cash and cash equivalents, restricted cash, accounts receivable, other receivables, accounts payable, line of credit and other payables approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

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

The Company’s adoption of FASB ASC Topic 825 did not have a material impact on the Company’s condensed consolidated financial statements.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had a warrant derivative liability carried at fair value on a recurring basis at June 30, 2010 related to the warrants issued in its 2010 Financing.  In addition, the Company had a warrant derivative liability carried at fair value on a recurring basis at  December 31, 2009 related to the warrants issued in its 2008 Financing.  Effective April 15, 2010 with the filing of the Company’s Annual Report on Form 10-K, the Company has met all contingencies and related 2008 milestone requirements, as defined, and as a result, the Company reclassified the warrants associated with the 2008 Financing to equity on April 16, 2010.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of the period ended June 30, 2010 and December 31, 2009, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at June 30, 2010

Warrant Derivative Liability - 2010	$-	$3,578,554	$-	$3,578,554
Total	$-	$3,578,554	$-	$3,578,554

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

Concentrations, Risks, and Uncertainties

All of the Company’s manufacturing is located in the PRC.  There can be no assurance that the Company will be able to successfully continue to manufacture its products and failure to do so would have a material adverse effect on the Company’s financial position, results of operations and cash flows. Also, the success of the Company’s operations is subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general economic conditions, price of raw material, competition, governmental and political conditions, and changes in regulations. Because the Company is dependent on foreign trade in the PRC, the Company is subject to various additional political, economic and other uncertainties. Among other risks, the Company’s operations will be subject to risk of restrictions on transfer of funds, domestic and international customs, changing taxation policies, foreign exchange restrictions, and political and governmental regulations.

The Company operates in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between U.S. dollars and the Chinese currency RMB.  In addition, the China operation’s sell solar products in Euros.  The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.  Aggregate net foreign currency transactions included in the income statement was a loss of $343,331 and a gain of $1,460, for the three months ended June 30, 2010 and 2009, respectively, and a loss of $830,544 and a gain of $5,425 for the six months ended June 30, 2010 and 2009, respectively primarily due to the decline of the value of the Euro to the RMB.

At June 30, 2010, one customer accounted for more than 10% of the Company’s accounts receivable, with a total amount of $11,733,341, representing 51.3% of total accounts receivable in aggregate.  Due to market conditions and competitive pressures, a significant amount of our accounts receivable includes sales with extended payment terms.

For the six months ended June 30, 2010, one customer accounted for more than 10% of our quarterly sales with a sales mount of $45,461,291 or 64.8% of sales.  For the six months ended June 30, 2009, two customers individually accounted for greater than 10% of quarterly sales with a total sales volume in the quarter of $10,630,694, or 51.6%.

For the three months ended June 30, 2010, one customer accounted for more than 10% of our quarterly sales with a sales mount of $25,627,306 or 64.3% of sales.  For the three months ended June 30, 2009, two customers individually accounted for greater than 10% of quarterly sales with a total sales volume in the quarter of $5,850,653, or 56.7%.

For the six months ended June 30, 2010, two suppliers accounted for more than 10% of our Cost of Goods Sold.  Purchases from these suppliers totaled $29,580,619 or 47.0% of the Cost of Goods Sold.  For the six months ended June 30, 2009, two suppliers accounted for greater than 10% of our Cost of Goods Sold in the period at $10,546,492 or 63.9% of the Cost of Goods sold.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

For the three months ended June 30, 2010, two suppliers accounted for more than 10% of our Cost of Goods Sold.  Purchases from these suppliers totaled $20,537,862 or 56.0% of the Cost of Goods Sold.  For the three months ended June 30, 2009, two suppliers accounted for greater than 10% of our Cost of Goods Sold in the period at $5,003,291 or 60.0% of the Cost of Goods sold.

Payments of dividends may be subject to some restrictions due to the fact that the operating activities are conducted in subsidiaries residing in the Peoples Republic of China.

As part of the production process, the Company may be required by its suppliers to advance funds under short-term agreements for tooling and other pre-production costs.  The advances are generally unsecured and may carry interest at the prevailing market rate for short-term instruments.  Such tooling is in most cases, either owned by the supplier or our customers and is generally of value primarily for the specific needs of the Company’s customers.  At June 30, 2010, the Company has made advances to its suppliers of $1,519,786 for materials and inventory.  These advances will be recognized in operations as the Company receives the material and inventory from the supplier.  The Company in turn requires its customers to provide a non-refundable down payment to offset such startup costs.  These deposits will be recognized in operations as the Company delivers goods to its customers.  As of June 30, 2010, the Company has customer deposits of $1,040,326.  In the event that a supplier is unable to fulfill its production agreements with the Company, management believes that other suppliers can be found for the Company’s products.  However, a change in suppliers would cause a delay in the production process, and could result in loss of tooling deposits and other supplier advances, which could negatively affect the Company’s operating results.

The Company sells its goods and services internationally, with the majority of its revenue currently being derived from customers in the United States and Europe.  As such, the Company is susceptible to credit risk on accounts and notes receivable from customers.  Generally, the Company does not obtain security from its customers in support of accounts receivable.

Stock Based Compensation

For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity” and FASB ASC Topic 718, “Compensation — Stock Compensation,” we perform an analysis of current market data and historical Company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our condensed consolidated statement of operations. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements.

Share-based compensation costs that have been included in operating expenses amounted to $33,492 and $83,100 for the three months ended June 30, 2010 and 2009, respectively, and $45,992 and $115,220 for the six months ended June 30, 2010 and 2009, respectively.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

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
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

Should a contingency arise, the contingency would be first satisfied by the CI shares and should the CI shares not be sufficient, then shares would be issued from the Company’s treasury.  The CI shares are considered to be primary consideration in satisfying any potential contingency and are included in outstanding shares and the calculation of earnings per share.

As of June 30, 2010, although the annualized Adjusted EBITDA milestone calculation indicates that the Company may potentially not meet the milestone, the Company believes that it will still meet the milestone requirements.

The Company is not involved in any legal matters except for those arising in the normal course of business. While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which it might involve in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

4.           ACCOUNTS RECEIVABLE

Accounts receivable by major categories are summarized as follows:

	June 30, 2010		December 31, 2009

Accounts Receivable	$22,755,333		$11,749,935
Accounts Receivable – other	101,759	(1)	421,002
	22,857,092		12,170,937
Less: allowances for doubtful accounts	(126,374)		(312,369)
Total	$22,730,718		$11,858,568

Under the terms of a revolving line of credit agreement with Bank of the West indicated in Note 10, the revolving line of credit is secured by all business assets of the Company and guaranteed by certain of its officers.

(1) The Company receives letters of credit from its customers as payment for product shipped.

5.	INVENTORIES

Inventories by major categories are summarized as follows:

	June 30, 2010	December 31, 2009

Raw materials	$2,309,104	$1,466,835
Work in progress	301,998	285,449
Finished goods	4,466,632	2,885,059
	7,077,734	4,637,343
Less: allowances for slowing moving items	(80,000)	(70,000)
Total	$6,997,734	$4,567,343

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

6.           INCOME TAX

Our statutory federal income tax is 34% and our state income tax rate is 9.3%. The provision for income taxes consists of the following:

	For The Six Months Ended		For The Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Current income tax expense in China	$287,262	$69,455	$23,888	$31,709
U.S Federal Tax	256,242	158,390	226,242	158,390
State and local income taxes currently paid or payable U.S	-	14,779	-	13,979

Income tax expense	$543,504	$242,624	$250,130	$204,078

7.	PROPERTY AND EQUIPMENT

The Company has $51,661 of property and equipment located in the United States at June 30, 2010.  At December 31, 2009, $14,993 of property plant and equipment was located in the United States.  Property and equipment for June 30, 2010 was $4,137,053 in the PRC. At December 31, 2009, $2,953,965 of the Company’s property and equipment was located in the PRC. The Company’s property and equipment consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Vehicles	$503,201	$534,594
Furniture and fixtures	214,485	254,961
Equipment	2,341,510	535,784
Software	104,348	24,923
Land rights	416,729	249,919
Leasehold improvements	115,366	466,561
	3,695,639	2,066,742
Less: accumulated depreciation	(1,124,106)	(1,120,544)
	2,571,533	946,198
Construction in progress	1,617,181	2,022,760

Total	$4,188,714	$2,968,958

8.           NOTES RECEIVABLE

On June 24, 2008, the Company paid $40,680 for an investment in Tomii International (“Tomii”) representing approximately 21.5% equity interest in Tomii.  Tomii is a privately held company that is a development stage entity with no significant operations.  Subsequent to December 31, 2009, Tomii has changed its business model to focus on products that are not compatible with the Company’s business model.  As such, Tomii has agreed to repay the Company’s investment over a two year period at $500 per month for 12 months from April 2010 through March 2011 and $2,890 per month for the remaining 12 months from April 2011 to March 2012.  As of the date of this filing, Tomii has made two payments totaling $1,000 under this note receivable.

As a result of Tomii’s noncompliance with the terms of the note, as of June 30, 2010, the Company has recorded an allowance for the remaining balance of $39,680.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

9.           RESTRICTED CASH

Through June 30, 2010, the Company has deposited approximately $10 million (approximately $4.5 million in fiscal year 2009 and $5.5 million in the three months ended March 31, 2010) into an escrow account in the Bank of China for the purpose of registered capital and working capital.  With the deposit of these funds, the Company has fulfilled the requirement of the Chinese government that we have sufficient registered capital to complete the project.  The funds have been transferred to a cash account accessible by the division specifically for facility start-up project costs and working capital.  Total expenditures related to the project as of June 30, 2010 was $2,279,854 and has been used for land rights and initial construction expenses.  As of June 30, 2010, $6,508,749 has been used for working capital purposes.  The factory is scheduled to be completed in the third quarter of 2010.  The balance of restricted cash at June 30, 2010 is $1,211,397 which the Company expects to use approximately $660,000 to complete the factory and an additional $550,000 to additional land rights with the balance to provide for working capital purposes.

10.           LINES OF CREDIT

As of June 30, 2010, the Company has the following lines of credit

Banker		Amount of the credit line	Loan period	Interest rate	Secured by	June 30, 2010

Bank of the West	$	$2,000,000	5/20/2008 - 5/20/2010	4%	All Corporate assets	$1,250,000

Bank of the West	$	$1,025,000	5/20/2008 - 6/01/2011	4%	All Corporate assets	$508,333
Total loans						$1,758,333

Under the terms of the revolving line of credit agreement with Bank of the West, dated May 20, 2008, the Company could borrow up to $3,025,000 at a rate of prime plus 0.75%.  This rate is subject to change based on the prime rate which was 3.25% as of June 30, 2010.  The revolving line of credit is secured by the assets of the Company and guaranteed by certain of its officers.  Payments on the lines of credit are due monthly and payment varies according to the balance outstanding and interest rate.

The Company can borrow up to $2,000,000 and $1,025,000 within two credit lines.  The maturity date of these two credit lines is May 20, 2010 and June 1, 2011 respectively.  The balance outstanding under both lines of credit as of June 30, 2010 is $1,250,000 and $508,333, respectively.  The Company was not in compliance with its bank covenants at June 30, 2010.  As a result, the entire balance has been reclassified to a current liability.  The Company has the funds to repay these loans if necessary.  The bank has given the Company a 90 day extension and is in negotiations with the bank to renew these lines of credit.

11.           STOCK TRANSACTIONS

On June 3, 2010, the Company issued a total of 7,056 restricted shares of its common stock valued at $20,992 (based on a discounted fair market value on the date of grant) to its independent Board of Directors.  The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

On January 26, 2010, we entered in a securities purchase agreement with certain accredited investors pursuant to which we issued and sold 1,777,777 of our common stock and warrants to purchase an aggregate of 1,777,777 shares of our common stock for $7,292,790, net of offering costs of $707,210.  Ladenburg Thalmann & Co., LLC acted as the lead placement agent on the private placement.

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

In addition, Ladenburg Thalmann & Co., LLC acted as the lead placement agent on the private placement and received warrants to purchase 102,324 shares of the Company’s common stock (warrants to purchase 6,333 shares of common stock were issued to other placement agents at an exercise price of $6.75) (based on 150% of the per share equivalent of $4.50 in the transaction).  The warrants vest immediately and have a five year term.

12.           WARRANTS

Accounting for the Warrants

In connection with the Company’s 2008 equity financing completed on June 23, 2008 and July 24, 2008 (“2008 Financing”), the Company issued 1,111,109 restricted common shares along with warrants to purchase an additional 1,111,109 shares with 722,221 warrants having an exercise price of $7.00 and 388,888 of those warrants having an excise price of $9.00.  In addition, in connection with the Company’s 2010 equity financing (completed on January 26, 2010 and February 9, 2010 (“2010 Financing”), the Company issued 1,970,956 restricted common shares along with warrants to purchase an additional 2,079,613 shares with 1,970,956 warrants having an exercise price of $5.65 and 108,657 of those warrants having an excise price of $6.75.  The Company analyzed the warrants issued in these two transactions (“Warrants”) in accordance with ASC Topic 815 (a codification of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”) to determine whether the Warrants meet the definition of a derivative under ASC Topic 815 and, if so, whether the Warrants meet the scope exception of ASC Topic 815, which is that contracts issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity shall not be considered to be derivative instruments for purposes of ASC Topic 815.  The provisions of ASC Topic 815 subtopic 40 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“ASC Topic 815 subtopic 40”) apply to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by ASC Topic 815 and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  The Company concluded that the warrants issued in the 2008 Financing should be treated as a derivative liability as the 2008 Financing includes certain milestone provisions which the Company must be in compliance with for each of the years ended December 31, 2009 and 2008.  If the Company fails to meet these milestones, the Company will be required to issue additional shares of common stock to each purchaser in the 2008 Financing equal to the difference between the original purchase price and the average of the ten closing prices for each of the ten trading days immediately following the milestone date (as defined in the agreement).  In addition, the warrant agreement provides for a price adjustment provision to allow the Conversion Price to be reduced and the number of warrants shares increased in the event the Company fails to meet certain contingencies associated with the 2008 Financing. As these provisions provide for the possible issuance of additional shares which are indeterminate, the Company determined that the proper accounting for the 2008 Financing warrants should be as a derivative liability under ASC Topic 815 (codification of EITF 00-19).  With respect to the 2010 Financing, the Company concluded that the warrants issued should be treated as a derivative liability as a result of the 2008 Financing which includes provisions that could provide for the possible issuance of additional shares which are indeterminate.  Additionally, the 2010 Financing contains a Registration Payment Arrangement which requires the Company to timely file its required public filings for 12 months in accordance with SEC Rule 144.  As a result, the warrant derivatives should be measured at fair value and re-measured at fair value at each reporting date with changes in fair value recorded in earnings under other income/expense in the Condensed Consolidated Statement of Operations.  Effective April 15, 2010 with the filing of the Company’s Annual Report on Form 10-K, the Company has met all contingencies and related 2008 milestone requirements, as defined, and as a result, the Company reclassified the warrants associated with the 2008 Financing to equity on April 16, 2010.  The warrants associated with the 2010 Financing will continue to be accounted as a derivative liability.  Should the Company timely file its required public filings for 12 months, then the Company expects to reclassify the warrant derivatives associated with the 2010 Financing to equity in 2011.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

During the three month periods ending June 30, 2010 and 2009, the Company recorded a gain on warrant re-valuation of $1,468,782 and a loss on warrant re-valuation of $1,090,898, respectively, and a gain of $2,698,781 and a loss of $1,072,396, for the six months ended June 30, 2010 and 2009, respectively.

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

The following table provides the valuation inputs used to value the Warrants issued in connection with the 2010 Financing.

2010 Financing Warrants - Valuation Inputs
Attribute	June 30, 2010	January 2010
Stock Price	$3.90	$5.65
Risk Free Interest Rate	1.03 – 1.12%	1.03 – 1.12%
Volatility	90.5%	90.5%
Exercise Price	$5.65 – 6.75	$5.65 – 6.75
Dividend Yield	0%	0%
Contractual Life (Years)	2.5	2.5
Fair Market Value	$3,578,554	$6,094,876

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

13.           RELATED PARTY TRANSACTIONS

(1) Long term receivable – related party

	June 30,		December 31,
	2010		2009
	(unaudited)
Mr. Ding Honglin – Mr. Ding is the General Manager of Shanghai Intech Precision (“Precision”) Machinery Co. Ltd – Loan to accommodate partnership separation	$238,302		$237,305
Precision sold goods to a company controlled by Mr. Ding Honglin	360,276	(a)	381,222
	$598,578		$618,527

The amounts due from related party are unsecured, interest free and have no fixed repayment dates.

(a) The Company is in the process of structuring this long term receivable into a note receivable.  Until such time, the Company will account for this as a long term receivable-related party.

(2) Note receivable from officer

	June 30,	December 31,
	2010	2009

Mr. Jimmy Wang and Mrs. Mindy Wang, principal stockholders, executive officers and members of the Board of Directors of the Company.	$-	$50,000

The amounts due from a related party are unsecured, interest free and have no fixed repayment dates.  As of January 5, 2010, all amounts were repaid.

(3) Due to a related party

	June 30,	December 31,
	2010	2009

Shanghai Jinde Electro-Mechanical Co. Ltd, the shareholder of Shanghai Intech-Tron Electron-Electric Co., Ltd advanced to Detron for working capital purposes.	$1,251,340	$1,246,114
Precision purchased inventory from a company controlled by Mr. Ding Honglin’s father	215,814	195,689
Advances from related party	$-	$400,000	(a)
	$1,467,154	$1,841,803

The amounts due to a related party are unsecured, interest free and have no fixed repayment dates.

(a) On September 28, 2009, the Company borrowed $400,000 from an employee, who is related to an officer of the Company, for working capital purposes.  The note provides for the Company to make a lump sum payment on September 27, 2010, including interest at an annual rate of 4.25%. The borrowing plus interest of $6,328 was repaid on February 9, 2010.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

14.           EARNINGS PER SHARE

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the three months ended June 30, 2010 and the same period in 2009, the following were included as potential dilutive shares. Employee stock options of 96,217 with an exercise price of $6.00.  Class A warrants to purchase 722,221 common shares at an exercise price of $7.00 and Class B warrants to purchase 388,888 shares at an exercise price of $9.00 of common stock.  Due to the exercise price being in excess of the estimated fair market value of the Company’s stock, using the treasury stock method, all potential dilutive shares were deemed to be anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share:

	For The Six Months Ended		For The Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income (loss) attributable to the common stockholders	$3,239,053	$(410,805)	$1,288,318	$(1,071,599)

Weighted average outstanding shares of common stock	5,345,557	3,566,929	5,644,661	3,610,442
Dilutive effect of options and warrants	-	-	-	-
Diluted weighted average common stock and common stock equivalents	5,345,557	3,566,929	5,644,661	3,610,442

Earnings per share:
Basic	$0.61	$(0.12)	$0.23	$(0.30)
Diluted	$0.61	$(0.12)	$0.23	$(0.30)

15.           SEGMENT INFORMATION

The Company’s operations are classified into two principal reportable segments that provide different products or services.  These two segments are solar and contract manufacturing.  Our solar module division procures and manufactures solar modules for sale to the solar industry. Our solar industry represents 87.7% of our business. The contract manufacturing division purchases and sells a wide variety of manufactured goods from China procured by its subsidiaries or contractors in China to a wide range of customers from different industries. Although both segments are involved in manufacturing they serve different customers and are managed separately requiring specialized expertise. We determine our operating segments in accordance with FASB ASC Topic 280, “Segment Reporting.”

Segmental Data – Three months ended June 30, 2010 and 2009

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

Reportable Segments (amounts in thousands)

	June 30, 2010			June 30, 2009
	Solar	Contract Mfg	Total	Solar	Contract Mfg	Total
Revenue	35,345	4,501	39,846	7,500	2,817	10,317
Cost of goods	(33,806)	(3,191)	(36,997)	(6,693)	(2,003)	(8,696)
Gross profit	1,539	1,310	2,849	807	814	1,621

Operating profit	19	583	602	319	21	340

Net income	(535)	1,823	1,288	(947)	(125)	(1,072)

Segment accounts receivable	15,362	7,369	22,731

Segment assets	35,323	17,454	52,777

Expenditures for long-lived assets	1,321	282	1,603

Segmental Data – Six months ended June 30, 2010 and 2009

Reportable Segments (amounts in thousands)

	June 30, 2010			June 30, 2009
	Solar	Contract Mfg	Total	Solar	Contract Mfg	Total
Revenue	61,556	8,622	70,178	13,901	6,698	20,599
Cost of goods	(57,214)	(6,323)	(63,537)	(12,596)	(4,663)	(17,259)
Gross profit	4,342	2,299	6,641	1,305	2,035	3,340

Operating profit	1,517	685	2,202	897	141	1,038

Net income	1,261	1,978	3,239	(322)	(89)	(411)

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

In our solar division, Germany represented approximately 75.2%, Italy represented approximately 12.9%, the United Kingdom represented approximately 4.2% and North America represented approximately 5.5% of our sales in the three months ended June 30, 2010.  For the three months ended June 30, 2009, Germany represented 42.2% of our business, Italy representing 7.3% and North America representing 0.4% of our total solar sales.  Germany represented approximately 75.4%, Italy represented approximately 13.9%, the United Kingdom represented approximately 4.7% and North America represented approximately 4.1% of our sales in the six months ended June 30, 2010.  For the six months ended June 30, 2009, Germany represented 56.7% of our business, Italy representing 14.5% and North America representing 0.2% of our total solar sales.

For our contract manufacturing business, North America represents approximately 28.8% and China represents 71.2% of sales for the three months ended June 30, 2010.  For the three months ended June 30, 2009, North America represented 39.1% and China 60.9% of that division’s sales.  North America represents approximately 32.1% and China represents 67.9% of sales for the six months ended June 30, 2010.  For the six months ended June 30, 2009, North America represented 48.5% and China 51.5% of that division’s sales.

In our solar division, Germany represented approximately 72.2%, Canada represented approximately 7.0%, and Italy represented approximately 13.3% of solar accounts receivable as of June 30, 2010.  As of June 30, 2009, the Germany represented approximately 88.9% and Italy represented approximately 5.0% of the solar accounts receivable.

For our contract manufacturing business, China represents approximately 87.1%, North America represents approximately 12.9% of contract manufacturing accounts receivable as of June 30, 2010.  As of June 30, 2009, China represents approximately 78.4% and North America represents 21.6% of the contract manufacturing accounts receivable.

16.           SUBSEQUENT EVENTS

On July 1, 2010, the Company issued 900 restricted shares of its common stock valued at $2,457 (based on a discounted fair market value on the date of grant) to a consultant for consulting services.  The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

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

Overview

Worldwide Energy and Manufacturing USA, Inc. (“Worldwide” or “the Company”) is an international manufacturing and engineering firm, concentrating on PV solar modules and contract manufacturing services, using multiple factories in China.  We service customers globally for our solar modules and in the United States and China for the components and products from our Contract Manufacturing division.  From our inception in 1993 until 2005, we were strictly an intermediary or “middle man,” working with our customers and our subcontractors to assure that our customers received high quality components on a timely basis that fulfilled their specific needs.  While we still subcontract a significant portion of our business, since 2005, we have begun the transition to becoming a direct contract manufacturer, operating several of our own factories.  Recently, we announced the opening of two additional factories, allowing us to become a direct manufacturer for solar modules and for power supply units as described below:

In February of 2008, we established a solar division that focuses on photovoltaic module technology under the brand name of “AmeriSolar.”  On February 4, 2008, we changed our name from Worldwide Manufacturing USA, Inc. to Worldwide Energy and Manufacturing USA, Inc. in order to reflect our expansion into the solar energy industry.  We issued 300,000 restricted shares for the AmeriSolar brand name.  We then leased a 129,167 square foot facility in Ningbo, China.  The lease term is from July 18, 2008 to July 17, 2013. In May 2010, the Company vacated this facility and moved the operations to its new Nantong facility. This facility houses the production operations and R&D center for our solar division.  This factory has the capability of producing 100MW in solar modules per year.  By opening this factory we hope to increase gross and net margins in our solar division.  Furthermore, it will help us through the R&D department to continue to improve, develop and enhance our solar modules. We will continue to explore opportunities as well as expand our solar sales and distribution globally. We currently sell our solar modules in Europe and South Korea.  Our research shows that there is an abundance of solar rebate programs paid by Federal, State, and Local governments for both the commercial and residential markets globally.  We feel we are well positioned to sell our modules to large institutions in the U.S. This division generated $35,344,586 and $7,499,560 in sales for three months ended June 30, 2010 and 2009, respectively, and $61,555,858 and $13,901,000 for the six months ended June 30, 2010 and 2009, respectively.

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

Detron’s revenues were a $2,271,678 and $1,357,617 for the three months ended June 30, 2010 and 2009, respectively, and $3,989,405 and $2,445,044 for the six months ended June 30, 2010 and 2009, respectively.

On August 15, 2008, we formed a new company called Worldwide Energy and Manufacturing (Ningbo) Co., Ltd (“Ningbo Solar”), which is the solar energy research and development manufacturer.  We established a factory to manufacture PV solar modules and provide these to customers for various solar projects.  We also act as agent to import or export the products and services overseas.

On November 10, 2008 we announced the establishment of a new solar module production and R&D facility.  We leased a 129,167-square-foot facility in Ningbo, China.  This facility houses our research center and part of our photovoltaic (PV) manufacturing operations.  We believe the establishment of this facility will help to improve margins for our solar modules.  We will focus our efforts on the solar module industry both at present as well as in the future.  The trend for the future for us will be to continue to expand and seek opportunities to increase market share in the solar module industry.

In May 2010, the Company vacated this facility and moved the operations to its new Nantong (“Nantong”) facility. The Company paid two month’s rent as a penalty to be released from the lease, which was booked to Other Expense in the Statement of Operations, and wrote off approximately $94,000 of leasehold improvements and equipment to Loss on disposal of fixed assets in the Statement of Operations.  The Company did not incur any other material costs of abandonment of the Ningbo facility.

In May 2010, Nantong formed its wholly owned subsidiary, Worldwide Energy and Manufacturing (Shanghai) Co., Ltd, (“Shanghai Solar”) to provide design, installation, and consulting for Solar Power Systems.  This subsidiary has been created to provide more value add to our customers by providing the System Integration services (the next downstream link in the Solar Value Chain) to complement our PV Solar Module offerings.  This service will provide system design work by incorporating and specifying the Balance-of-System (BOS) components with our Amerisolar modules.  We have started this endeavor to take advantage of the rapidly growing solar market in China.  Operations at this subsidiary are not expected to be material in 2010.

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

Our management has carefully considered these factors and during 2004 made the strategic decision to move us away from our historical complete reliance on subcontractors.  The future trend of these decisions is to control our entire production process and improve profit margins.  At the beginning of 2005 we did not own any of our own factories and used as our suppliers of materials and labor approximately 100 factories in China, mostly in Shanghai or the surrounding area.  Since 2005 we have acquired an electronics factory, and acquired a die-casting and machining factory through the leasing of an existing facility from a former vendor.  Then we made an initial investment of approximately $500,000 to upgrade the equipment and manufacturing buildings.  We also recently acquired of a power supply company with designing and R&D capabilities and the establishment of a solar module factory on November 10, 2008.  In these transactions we acquired assets, the expertise of the employees, the managers of the factories, and a portion of the existing customers of those factories with the exception of the solar module factory which we established on our own.  As a result, we currently own and operate three factories that we now use for the manufacture of certain product lines that we historically had to subcontract, and we are using the services of approximately 40 subcontractors to manufacture those product lines for which we do not have our own manufacturing capabilities.

The establishment of these factories, including asset purchases and factory upgrades, was funded by three separate sources. The earlier acquisitions of the die cast and electronic factory primarily was financed by loans from Jimmy and Mindy Wang, our principal stockholders and executive officers, as well as increased lines of credit.  Our credit line increased to $3,025,000 with Bank of the West from a $2,250,000 line with Wells Fargo during 2008.  The Company was not in compliance with its related loan covenants at December 31, 2009 and June 30, 2010.  The power supply company and the establishment of the new solar module factory were funded by two equity transactions dated June 23 and July 24, 2008 where we raised approximately $5,000,000.  In the future, we expect to continue to acquire or newly-establish factories that will give us the capability to manufacture those product lines our management believes are the most profitable.

With the continuing transition into direct manufacturing and the renewable energy field, we expect to continue to increase sales outside the United States, and in particular, increase the number of customers in China, other Asian markets and Europe. Our costs to establish and improve these factories will increase along with sales and profits.

Through the development of our product mix, which consists of solar modules, casting, machining and stamping, electronics and fiber optics products lines, our business has become more diverse. In the past, foundry and machining and stamping accounted for more than 90% of our business.  This percentage has decreased since forming our own factories along with our new energy division which now represents approximately 88.7% and 72.7% of our sales volume for the three months ending June 30, 2010 and 2009, respectively, and 87.8% and 67.5% for the six months ended June 30, 2010 and 2009, respectively.  With greater market penetration, and the market expanding, the solar content of our overall business is expected to increase.

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

We recognize revenues in accordance with the guidelines of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”.  We recognize revenue from product sales when the orders are completed and shipped, provided that collection of the resulting receivable is reasonably assured.  Amounts billed to customers are recorded as sales while the shipping costs are included in cost of sales. Returns on defective custom parts may only be exchanged for replacement parts within 30 days of the invoice date. Returns on defective parts, which can be resold, may be exchanged for replacement parts or for a refund.  Revenue from non-refundable customer tooling deposits is recognized when the materials are shipped or when the deposit is forfeited, whichever is earlier.  Recently, industry conditions and market forces have necessitated the Company to extend their payment terms in the marketplace; however, this change in terms does not prohibit the Company from recognizing revenue in accordance with SAB No. 104.

Operations at the Company’s new Shanghai Solar subsidiary are not expected to be material in 2010 and therefore, we have not determined the revenue recognition policies which will apply to this operation.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues – Revenues increased by $29,529,419 or 286.2% to $39,846,332 for the three months ended June 30, 2010 from $10,316,913 for the three months ended June 30, 2009.  The revenues from solar module sales were $35,344,586 for the three months ended June 30, 2010 compared to $7,499,560 in the same period of 2009.  This represents an increase of $27,845,026 in revenue for our Solar Division or approximately 371.3%.  The revenues for Contract Manufacturing for the three months ended June 30, 2010 were $4,501,746 compared to $2,817,353 in the same period of 2009, an increase of $1,684,393 or 59.8%.  This increase in solar sales is due to the continued market penetration of our AmeriSolar brand of PV solar modules, particularly in Europe, as the overall demand has increased considerably over 2009 levels.  Market level pricing of solar modules continue to show greater stability in 2010 than what was experienced in 2009.  The increase in sales for our Contract Manufacturing division is due to increased shipments from both our Electronics facility and from our Die Cast factory.  The Company continues to focus on the sales and marketing of its solar modules and have established sales representatives in: China, United States, Australia, the Middle East, regions of Africa, and several European countries.  Solar module revenues comprise approximately 88.7% of the Company's gross sales for the three months ending June 30, 2010 compared to 72.7% in the same period of 2009.

Cost of Sales - Cost of goods sold increased by $28,301,471 or 325.5% to $36,997,309 for the three months ended June 30, 2010 from $8,695,838 for the three months ended June 30, 2009.  The increase was primarily due to the increased sales of the solar division.  The cost of goods for solar modules for the three months ending June 30, 2010 was $33,805,314 compared to $6,692,530 for the same period in 2009.  The increase of $27,112,784 reflects the increase in solar module sales.  The costs of goods sold for Contract Manufacturing was $3,191,995 for the three months ending June 30, 2010 compared to cost of goods sold of $2,003,308 for the same period in 2009, an increase of $1,188,687, due to increased sales volume from this division.

Gross Profit - Gross profit increased by $1,227,948, or 75.7% to $2,849,023 for the three months ending June 30, 2010 from $1,621,075 for the three months ending June 30, 2009.  The gross profit from solar module sales was $1,539,272 for the three months ended June 30, 2010 compared to $807,030 in the same period of 2009.  This represents an increase of $732,242 in gross profit for the division or approximately 90.7% and is due to the increased volume of PV modules shipped.  As stated before, the PV solar module market experiences market dynamics and significant price pressures throughout the whole supply chain, affecting us on both the sales and cost side of the solar division.  The gross profit for contract manufacturing for the three months ended June 30, 2010 was $1,309,750 compared to $814,045 in the same period of 2009, an increase of $495,706 or 60.8% and is due to higher sales volume for the division, driven by increased volume from our Die Casting and Electronics production facilities.

Gross Margin - The gross margin was 7.2% for the three months ending June 30, 2010 compared to 15.7% in the same period in 2009.  The gross margin for our solar division for the three months ending June 30, 2010 was approximately 4.4% compared to 10.8% for the same period in 2009.  This decrease is driven by the lower sales price per unit that is dictated by the market and which has outpaced the reductions that we have been able to negotiate with our suppliers.  The gross margin for contract manufacturing for the three months ending June 30, 2010 was 29.1% compared to 28.9%.  This increase is due to sales mix in that a higher percentage of the Contract Manufacturing sales are from our Electronics company which maintains a higher gross margin than the other contact manufacturing companies and to margin expansion at Die Cast.

Operating Expenses – Selling, general and administration expenses for the three months ended June 30, 2010, totaled $1,895,129 compared to $1,017,842 in the same period in 2009, an increase of $877,287 or approximately 86.2%.  Sales, general and administration expenses were $1,092,571 for the three months ending June 30, 2010 compared to $487,303 in the same period in 2009 an increase of $605,268 or 124.2% for our Solar Module division, reflective of the increased sales expenses for sales associate salaries and commissions on increased sales volume and the expenses associated with adding administrative infrastructure for our current and anticipated sales growth.  Sales, general and administration expenses for the three months ended June 30, 2010 for our contract manufacturing division was $802,558 compared to $530,539 in the same period of 2009.  The increase of $272,019 or 51.3% is primarily due to the increased sales level.

For the three months ending June 30, 2010 there was stock based compensation of $33,492 compared to $83,100 for stock based compensation in the same period of 2009.  Further the Company had depreciation expense of $85,138 in the three months ending June 30, 2010 compared to $89,708 in the same period of 2009, due to the disposal of depreciable assets owned by the Company.

Income (Loss) Before Income Taxes - Income before tax for the three months ending June 30, 2010 was $1,783,573 compared to a net loss before tax of $770,068 for the year ended June 30, 2009.  The increase of $2,553,641 or approximately 331.6% is primarily due to the change in the warrant derivative liability of $1,468,782 and the higher gross profit driven by our material cost reductions.

We do not anticipate significant increases in sales, general and administration expenses other than those directly attributed to increases in sales such as marketing and sales commissions and our compliance costs as we implement the requirements of Sarbanes Oxley.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues – Revenues increased by $49,579,123 or 240.7% to $70,177,903 for the six months ended June 30, 2010 from $20,598,780 for the six months ended June 30, 2009.  The revenues from solar module sales were $61,555,568 for the six months ended June 30, 2010 compared to $13,901,000 in the same period of 2009.  This represents an increase of $47,654,568 in revenue for our Solar Division or approximately 342.8%.  The revenues for Contract Manufacturing for the six months ended June 30, 2010 were $8,622,335 compared to $6,697,780 in the same period of 2009, an increase of $1,924,555 or 28.7%.  This increase in solar sales is due to the continued market penetration of our Amerisolar brand of PV solar modules, particularly in Europe, as the overall demand has increased considerably over 2009 levels.  Market level pricing of solar modules continue to show greater stability in 2010 than what was experienced in 2009.  The increase in sales for our Contract Manufacturing division is due to increased shipments from both our Electronics facility and Die Cast factory.  The Company continues to focus on the sales and marketing of its solar modules and have established sales representatives in: China, United States, Australia, the Middle East, regions of Africa, and several European countries.  Solar module revenues comprise approximately 87.8% of the Company's gross sales for the six months ending June 30, 2010 compared to 67.5% in the same period of 2009.

Cost of Sales - Cost of goods sold increased by $46,278,544 or 268.1% to $63,537,182 for the six months ended June 30, 2010 from $17,258,638 for the six months ended June 30, 2009.  The increase was primarily due to the increased sales of the solar division.  The cost of goods for solar modules for the six months ending June 30, 2010 was $57,213,695 compared to $12,596,045 for the same period in 2009.  The increase of $44,617,650 reflects the increase in solar module sales.  The costs of goods sold for Contract Manufacturing was $6,323,487 for the six months ending June 30, 2010 compared to cost of goods sold of $4,662,593 for the same period in 2009, an increase of $1,660,894, due to increased sales volume from this division.

Gross Profit - Gross profit increased by $3,300,579, or 98.8% to $6,640,721 for the six months ending June 30, 2010 from $3,340,142 for the six months ending June 30, 2009.  The gross profit from solar module sales was $4,341,873 for the six months ended June 30, 2010 compared to $1,304,955 in the same period of 2009.  This represents an increase of $3,036,918 in gross profit for the division or approximately 232.7% and is due to the increased number of units shipped as well as the lower material costs associated with the crystalline silicon material for module production.  As stated before, the PV solar module market experiences market dynamics and significant price pressures throughout the whole supply chain, affecting us on both the sales and cost side of the solar division.  The gross profit for contract manufacturing for the six months ended June 30, 2010 was $2,298,558 compared to $2,035,187 in the same period of 2009, an increase of $263,371 or 12.9% and is due to higher sales volume for the division, driven by increased volume from our Die Casting and Electronics production facilities.

Gross Margin - The gross margin was 9.5% for the six months ending June 30, 2010 compared to 16.2% in the same period in 2009.  The gross margin for our solar division for the six months ending June 30, 2010 was approximately 7.1% compared to 9.7% for the same period in 2009.  This decrease is driven by the lower sales price per unit that is dictated by the market and which has outpaced the reductions that we have been able to negotiate with our suppliers.  The gross margin for contract manufacturing for the six months ending June 30, 2010 was 26.7% compared to 30.4%.  This decrease is due to sales mix in that a lower percentage of the contact manufacturing sales were from our Electronics company which maintains a higher gross margin than the other contact manufacturing companies.

Operating Expenses – Selling, general and administration expenses for the six months ended June 30, 2010, totaled $3,829,825 compared to $1,843,997 in the same period in 2009, an increase of $1,985,828 or approximately 107.7%.  Sales, general and administration expenses were $2,310,919 for the six months ending June 30, 2010 compared to $1,243,328 in the same period in 2009 an increase of $1,067,591 or 85.9% for our Solar Module division, reflective of the increased sales expenses for sales associate salaries and commissions on increased sales volume and the expenses associated with adding administrative infrastructure for our current and anticipated sales growth.  Sales, general and administration expenses for the six months ended June 30, 2010 for our contract manufacturing division was $1,518,906 compared to $600,669 in the same period of 2009.  The increase of $918,237 or 152.9% is primarily due to increased costs associated with increased sales.

For the six months ending June 30, 2010 there was stock based compensation of $45,992 compared to $115,220 for stock based compensation in the same period of 2009.  Further the Company had depreciation expense of $239,677 in the six months ending June 30, 2010 compared to $162,881 in the same period of 2009, due to the greater amount of depreciable assets owned by the Company.

Income (Loss) Before Income Taxes - Income before tax for the six months ending June 30, 2010 was $4,137,698 compared to a net loss before tax of $45,571 for the six months ended June 30, 2009.  The increase of $4,183,269 or approximately 9,179.7% is primarily due to the change in the warrant derivative liability of $2,698,781 and the higher gross profit driven by our material cost reductions.

We do not anticipate significant increases in sales, general and administration expenses other than those directly attributed to increases in sales such as marketing and sales commissions and our compliance costs as we implement the requirements of Sarbanes Oxley.

Foreign Currency Transactions and Translation

The Company’s primary country of operations is The People’s Republic of China (“PRC”). The financial position and results of operations of the Company’s China operations are determined using the local currency Renminbi (“RMB”) as the functional currency.  However, the China operations sells solar products in Euros.  The results of transactions in foreign currency are remeasured into the functional currency at the average rate of exchange during the reporting period.  Aggregate net foreign currency remeasurements included in the income statement was a loss of $343,331 and a gain of $1,460, for the three months ended June 30, 2010 and 2009, respectively, and a loss of $830,544 and a gain of $5,425 for the six months ended June 30, 2010 and 2009, respectively primarily due to the decline of the value of the Euro to the RMB.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“US Dollars”) are dealt with as a separate component within stockholders’ equity.  Translation adjustments net of tax totaled $114,090 and $86,621, for the three months ended June 30, 2010 and 2009, respectively, and $106,874 and $107,656 for the six months ended June 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

General – Overall, we had an increase in cash flows of $4,312,600 in the six months ending June 30, 2010 resulting from cash provided by financing activities of $6,865,750, offset partially by $2,146,883 of cash used in operating activities and cash used in investing activities of $358,267.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Six months ended June 30,
	2010	2009

Cash at beginning of period	$9,180,974	$5,092,476
Net cash used in operating activities	(2,146,883)	(158,466)
Net cash used in investing activities	(358,267)	(1,967,317)
Net cash provided by financing activities	6,865,750	1,151,603
Effect of exchange rate changes on cash	(48,000)	(6,359)
Cash at end of period	$13,493,574	$4,111,937

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

The Company was not in compliance with its bank covenants at June 30, 2010.  As a result, the entire balance has been reclassified to a current liability.  The Company has the funds to repay this loan if necessary.  The bank has given the Company a 90 day extension and is in negotiations with the bank to renew these lines of credit.

Cash Flows from Operating Activities – For the six months ending June 30 2010, net cash used in operations was $2,146,883 compared to net cash used in operations of $158,466 for the six months ending June 30, 2009.  The increase in net cash provided by operations was primarily due to net income of $3,594,194 for the six months ended June 30, 2010, and the changes in operating assets and liabilities of $3,338,965 primarily due to increases of $10,685,643 in accounts receivable, accounts payable of $10,762,273, $2,412,685 in inventories, and $1,025,403 in advances to suppliers, and the change in the warrant derivative liability of $2,698,781, offset primarily by the decreases in the VAT tax receivable of $394,681, $123,377 in taxes payable, and the accrued expenses of $231,575.

Cash Flows from Investing Activities – Net cash used in investing was $358,267 in the six months ending June 30, 2010, compared to net cash used in investing of $1,967,317 in the same period of 2009.  The decrease net cash used by investing activities was due to capital expenditures of $1,602,910, and decreases in deposits to restricted accounts of $1,244,643.

Cash Flows from Financing Activities – Net cash flows provided by financing activities in the six months ending June 30, 2010 was $6,865,750 compared to $1,151,603 in 2009.  The increase in net cash provided by financing activities was primarily due to proceeds from issuance of common stock and warrants, net of offering costs, of $8,136,583, and proceeds of loan to related party of $50,000, offset primarily by repayment of loan payable to shareholder of $400,000, and repayments of bank loans of $1,020,833.

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

We expect to have a total of approximately $2,000,000 of capital expenditures for the remainder of 2010 primarily $660,000 to complete the Nantong factory and an additional $550,000 to acquire additional land rights for our new Nantong China facility and $790,000 for continued expansion of our business.

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

Equity Financing – On January 26, 2010, we entered in a securities purchase agreement with certain accredited investors pursuant to which we issued and sold 1,777,777 of our common stock and warrants to purchase an aggregate of 1,777,777 shares of our common stock for $7,292,790, net of offering costs of $707,210.  Ladenburg Thalmann & Co., LLC acted as the lead placement agent on the private placement.

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

In addition, Ladenburg Thalmann & Co., LLC acted as the lead placement agent on the private placement and received warrants to purchase 102,324 shares of the Company’s common stock (warrants to purchase 6,333 shares of common stock were issued to other placement agents at an exercise price of $6.75) (based on 150% of the per share equivalent of $4.50 in the transaction).  The warrants vest immediately and have a five year term.

Additionally, as further consideration for the transaction, we, along with the investors, entered into a make good escrow agreement with certain of our insiders who along with the Company placed an aggregate of 1,970,956 shares, that are already issued and outstanding, of our common stock into escrow, to be distributed if certain financial milestones of the Company are not met.  Pursuant to the terms of the make good escrow agreement, if the Adjusted EBIDTA reported in our 2010 Annual Report is less than $4,000,000, then the investors shall be entitled to receive on a “pro rata” basis, determined by dividing each investor’s investment amount by the aggregate of all investment amounts delivered to us by the investors, for no consideration other than their part of their respective investment amount at closing, some or all of the escrow shares determined according to the following formula:

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

As of June 30, 2010, although the annualized Adjusted EBITDA milestone calculation indicates that the Company may potentially not meet the milestone, the Company believes that it will still meet the milestone requirements.

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

In May 2010, Nantong formed Shanghai Solar to provide design, installation, and consulting for Solar Power Systems.  This subsidiary has been created to provide more value add to our customers by providing the System Integration services (the next downstream link in the Solar Value Chain) to complement our PV Solar Module offerings.  This service will provide system design work by incorporating and specifying the Balance-of-System (BOS) components with our Amerisolar modules.  We have started this endeavor to take advantage of the rapidly growing solar market in China.  Operations at this subsidiary are not expected to be material in 2010 and therefore, we have not determined the revenue recognition policies which will apply to this operation.

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

There was an official agreement between the Department of Civil Engineering (in building and constructions) for the city of Nantong and Worldwide Manufacturing Solar Division located in Nantong dated May 27, 2009 in detailing of the construction for the PV solar module manufacturing facility.  Agreement details include:

1)	Land usages and rights
2)	Fees and application process
3)	Date of Completions
4)	All and other related subjects

An amendment subsequently followed in further requirements and commitments of both parties were executed on May 29, 2009.

The amount of the Agreement is approximately $1.8 million of which approximately $1.4 million has been expended through June 30, 2010.

Critical Accounting Policies and Estimates

This discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an on-going basis, we evaluate our estimates, including those related to property, plant and equipment, inventories, revenue recognition, inventories, accounts receivable, derivative warrant liability, warranty reserve, goodwill and intangibles, stock based compensation, and foreign currency transactions and translation. We base our estimates on historical experience and on various other market-specific assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results, however, may differ significantly from these estimates.

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

In May 2010, Nantong formed Shanghai Solar to provide design, installation, and consulting for Solar Power Systems.  This subsidiary has been created to provide more value add to our customers by providing the System Integration services (the next downstream link in the Solar Value Chain) to complement our PV Solar Module offerings.  This service will provide system design work by incorporating and specifying the Balance-of-System (BOS) components with our Amerisolar modules.  We have started this endeavor to take advantage of the rapidly growing solar market in China.  Operations at this subsidiary are not expected to be material in 2010 and therefore, we have not determined the revenue recognition policies which will apply to this operation.

Warrant Derivative Liability

The Company issued warrants in connection with the sale of common stock in 2008 and 2010.  The Company analyzed the accounting treatment and classification of the warrants and summarized the effects and conclusions. The Company accounts for the warrants pursuant to FASB ASC Topic 815.

Impairment analysis for long-lived assets and intangible assets

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased intangible assets) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment”, and FASB ASC Topic 205 “Presentation of Financial Statements”.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through June 30, 2010, the Company had not experienced impairment losses on its long-lived assets.

Inventories

Inventories consist of finished goods of manufactured products.  Inventory is based on customer orders and the duration of those orders.  Cost is stated at the lower of cost or market on a first-in, first-out (FIFO) basis.  The Company has recorded an allowance for slow-moving or obsolete inventory of $80,000 at June 30, 2010.

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

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2010 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of June 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.   In March 2010, we became aware that we:

•
had failed to recognize a bonus accrual that was earned in 2008. The error had an effect of on our previously issued consolidated financial statements for the year ended December 31, 2008 by over stating income and understating liabilities by $206,000.

•
had failed to recognize a Warrant Derivative Liability we granted in 2008 in connection with our equity raise in June 2008 and July 2008 and the subsequent re-measurement of fair value of the warrants derivative, as required by FASB ASC Topic 815 (codification of Financial Accounting Standards Board (SFAS) 133 and Emerging Issues Task Force 00-19).  The error had the a significant effect on our previously issued consolidated financial statements for the year ended December 31, 2008, and for each of the quarters for the year ended December 31, 2009.

•
had failed to properly classify direct labor and overhead as cost of goods sold for the year ended December 31, 2008. We previously classified the direct labor and overhead as a component of selling, general and administrative expenses, a line item in the consolidated statements of operations of our previously issued consolidated financial statements, in the amount of $621,584.

As a result of identifying these errors, we concluded that accounting adjustments were necessary to correct the previously issued financial statements for the year ended December 31, 2008 and for each of the quarters for the year ended December 31, 2009 and that the reports we filed with the SEC that included the financial statements that reported the erroneous information for that periods should no longer be relied upon.  Accordingly, we have restated our financial statements for the year ended December 31, 2008 included with our Annual Report on Form 10-K filed with the SEC on April 15, 2010.

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

We determined that these failures and related re-statements demonstrated the following weaknesses in our internal control over financial reporting:

●
Accounting and Finance Personnel Weaknesses — The Company lacks appropriate resources within the accounting function.  Our accounting staff is comprised of a few people and the department lacks the required skill set, competence, infrastructure and expertise to meet the higher demands of being a public company.  This lack of resources has led to a lack of segregation of duties and insufficient attention to the internal control process over financial reporting.

●
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

Remediation Plan for Material Weakness in Control and Procedures

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

Specifically, we have:

●	In mid-February 2010, we hired a new Big 4 CFO with over 25 years experience working in publicly traded companies (see Biographical Information in Item 10).

●
In June 2009, we established an audit committee of the Board of Directors.  Our audit committee members both qualify as "audit committee financial expert," as such term is defined in Item 407(d)(5) of Regulation S-K.

●
In September 2009, we hired an Accounting Manager in our Corporate office to add to the Company’s accounting expertise.  With the hiring of our CFO, the Accounting Manager resigned.  We have hired a replacement for the Accounting Manager with Big 4 public accounting experience.

●	In July 2010, we hired a Group Controller/CFO with Big 4 public accounting experience in our China administration office.

●	We are in the process of documenting our processes and procedures in accordance with the requirements of Section 404 (a) of Sarbanes-Oxley. Upon completion, we will implement the necessary changes.

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

These remediation efforts are designed to address the material weakness identified above and to improve and strengthen our overall control environment. We believe these actions will minimize the material weaknesses from reoccurring. Our management, including our principal executive officer and principal financial officer, does not expect that disclosure controls or internal controls over financial reporting will prevent all errors, even as the aforementioned remediation measures are implemented and further improved to address all deficiencies. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Changes in Internal Control over Financial Reporting

In the first quarter of fiscal 2010, the Company hired a new Big 4 CFO and has contracted with an outside consultant to assist us with the self-assessment required by Section 404 of the Sarbanes-Oxley Act of 2002 of our internal controls and procedures. The Company has hired additional employees in the United States and China to help management refine such documentation.

We hired an outside consultant to assist us with the self-assessment required by Section 404 of the Sarbanes-Oxley Act of 2002 of our internal controls and procedures.  We have performed the following:

1.	A training program was developed and implemented to ensure employees understand the importance of internal controls over financial reporting.

2.
Our financial policies and procedures were reviewed for completeness, accuracy and adequacy and updated as necessary. Financial personnel were provided with the policies and procedures and instructed to comply with the updated policies and procedures in the performance of their duties.

3.	A quarterly communication and certification plan was implemented to ensure internal controls over financial reporting are updated, as appropriate.

4.	A quarterly certification program was implemented to monitor employee’s compliance with financial policies and procedures.

5.	The CFO reviews monthly and quarterly actual results, prepared by senior finance management, to monitor the cash resources and expenditures of the Company.

6.	System access privileges were analyzed and changes made as appropriate to ensure proper segregation exists within the accounting system.

7.	Required system changes were documented and properly approved by the most senior person in the affected department as well as by Information Technology staff.

8.
Appropriate changes were made to duties and responsibilities to strengthen the effectiveness of our segregation of duties within the accounting and finance department. Training was provided to finance team members on their new duties to ensure proper understanding and application.

9.
We have retained and intend to continue to retain the services of outside consultants with relevant accounting experience, skills and knowledge in the application of GAAP, working under the supervision and direction of our management, to supplement our existing corporate accounting and financial reporting personnel.

10.	Management, with the assistance of financial consultants, performs a review of the supporting information for financial results and financial statement disclosures.

11.	Financial reporting checklists are completed to ensure preparation and review procedures related to our external SEC financial reporting processes are properly completed and documented.

12.	Journal entries are reviewed for proper coding and supporting documentation and approved by appropriate levels of management in a timely manner.

13.	Approved journal entries are reconciled against posted journal entries to ensure completeness and accuracy.

14.	Appropriate finance staff review and approve the monthly accrual listings to ensure completeness and accuracy.

15.	The monthly accrued paid time off reconciliation is reviewed and approved by senior management.

I6.	Vendor invoices are reviewed and approved to ensure they are recorded or accrued in the proper period.

17.	An inventory of all spreadsheets was prepared and the spreadsheets were reviewed and analyzed to determine the level of controls necessary based upon the spreadsheet’s use and complexity.

18.	Access controls and back-up procedures have been implemented over all high and moderate risk spreadsheets.

I9.	Spreadsheets that utilize formulas with high and moderate risk were checked and will be checked annually to ensure the accuracy of the information generated by the spreadsheets.

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

 PART II.  OTHER INFORMATION

Item 1.                  Legal Proceedings.

                              None.

Item 1A.               Risk Factors (There have been no changes to our Risk Factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2010).

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

On June 3, 2010, the Company issued a total of 7,056 restricted shares of its common stock (based on a discounted fair market value on the date of grant) to its outside independent Board of Directors.  The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.                  Defaults upon Senior Securities

                              None.

Item 4.                  Removed and Reserved

Item 5.                  Other Information

                              None.

Item 6.                  Exhibits

The following exhibits are incorporated by reference:

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

10.10	Form of Share Escrow Agreement (Incorporated by Reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 29, 2010)

10.11	Form of Securities Purchase Agreement (Incorporated by Reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 10, 2010)

10.12	Form of Registration Rights Agreement (Incorporated by Reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 10, 2010)

10.13	Form of Share Escrow Agreement (Incorporated by Reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 10, 2010)

10.14	Consulting Agreement (Incorporated by Reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 22, 2010)

14.1	Code of Ethics (Incorporated by Reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 17, 2010)

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended. *

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC.

By: /S/ JIMMY WANG
Jimmy Wang, CEO and Director (Principal Executive Officer)
Date: August 16, 2010

By: /S/ GERALD DECICCIO
Gerald DeCiccio, Chief Financial Officer (Principal Financial and Accounting Officer)
Date: August 16, 2010