Form 10-Q
period 2010-09-30
WORLDWIDE ENERGY & MANUFACTURING USA INC
filed 2010-11-22
CIK 1111816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at November 22, 2010
Common Stock, no par value	5,657,215

PART 1 - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

(a)
The unaudited condensed consolidated financial statements of registrant for the three and nine months ended September 30, 2010 and 2009 follow.  The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$8,472,495	$9,180,974
Restricted cash	-	2,456,040
Accounts receivable, net of allowances of $257,000 and $312,000, at September 30, 2010 and December 31, 2009, respectively	25,490,801	11,858,568
Notes receivable, net of allowances of $38,180 and $0, at September 30, 2010 and December 31, 2009, respectively	-	40,680
Inventories	6,254,681	4,567,343
VAT tax receivable	26,128	570,615
Advances to suppliers	2,370,052	488,395
Deposit for building	583,030	-
Deferred tax asset	100,000	100,000
Note receivable from officer	-	50,000
Prepaid and other current assets	2,258,811	363,309
Total current assets	45,555,998	29,675,924

Property and equipment, net	5,231,985	2,968,958
Intangible assets	1,101,000	1,101,000
Goodwill	285,714	285,714
Long term receivable – related party	610,530	618,527
Total assets	$52,785,227	$34,650,123
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$18,658,219	$13,981,881
Accrued expenses	2,711,934	1,895,127
Notes payable	422,917	2,679,167
Warrant derivative liability	3,476,057	1,626,586
Tax payable	753,645	768,289
Due to related parties	1,487,523	1,841,803
Customer deposits	5,926,004	1,254,558
Total liabilities	33,436,299	24,047,411

Commitments and contingencies (Note 3)

Stockholders’ equity
Common stock (No Par Value; 100,000,000 shares authorized; 5,657,215 and 3,671,611 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively; including 1,620,954 shares held in escrow subject to contingent future events as of September 30, 2010)	6,447,155	2,920,372
Retained earnings	10,533,569	6,104,586
Accumulated other comprehensive income	876,411	551,943
Total equity attributable to Worldwide	17,857,135	9,576,901
Non-controlling interest	1,491,793	1,025,811
Total stockholders’ equity	19,348,928	10,602,712
Total liabilities and stockholders’ equity	$52,785,227	$34,650,123

See accompanying notes to unaudited condensed consolidated financial statements

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue
Sales	$114,731,029	$39,217,288	$44,553,126	$18,618,508
Cost of goods sold	104,104,050	33,196,407	40,566,868	15,937,769
Gross profit	10,626,979	6,020,881	3,986,258	2,680,739

Operating Expenses
Selling, general and administrative expenses	7,332,412	3,141,878	3,456,595	1,182,661
Management and professional fees paid to stockholders	270,000	260,000	90,000	80,000
Depreciation	266,229	246,366	26,552	83,485
Loss (gain) on disposal of fixed assets	137,913	-	(5,564)	-
Total operating expenses	8,006,554	3,648,244	3,567,583	1,346,146
Net operating income	2,620,435	2,372,637	418,675	1,334,593

Other Income (expenses)
Interest income	18,471	14,164	4,586	3,007
Interest expense	(51,965)	(40,923)	(10,648)	(20,114)
Other income	2,805,693	32,208	11,769	1,111,596
Exchange gain	142,895	103,421	973,439	97,996
Total other income	2,915,094	108,870	979,146	1,192,485

Income before income taxes	5,535,519	2,481,507	1,397,821	2,527,078
Income taxes	(743,620)	(670,121)	(200,116)	(427,497)
Net income	4,791,899	1,811,386	1,197,705	2,099,581
Less: net income attributable to non-controlling interest	(362,916)	(220,629)	(7,775)	(98,019)
Net income attributable to Worldwide	$4,428,983	$1,590,757	$1,189,930	$2,001,562

Earnings per share attributable to Worldwide stockholders:
Basic and diluted earnings per share	$0.81	$0.44	$0.21	$0.55
Basic and diluted weighted average shares outstanding	5,449,380	3,578,014	5,653,641	3,621,611

See accompanying notes to unaudited condensed consolidated financial statements

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Worldwide Shareholders		Non-controlling Interest		Total
	Nine months ended September 30,
	2010	2009	2010	2009	2010	2009

Net income	$4,428,983	$1,590,757	$362,916	$220,629	$4,791,899	$1,811,386

Foreign currency translation, net of tax	324,468	191,079	-	-	324,468	191,079
Comprehensive income attributable to non-controlling interest	-	-	103,066	(13,047)	103,066	(13,047)
Total comprehensive income	$4,753,451	$1,781,836	$465,982	$207,582	$5,219,433	$1,989,418

	Worldwide Shareholders		Non-controlling Interest		Total
	Three months ended September 30,
	2010	2009	2010	2009	2010	2009

Net income	$1,189,930	$2,001,562	$7,775	$98,019	$1,197,705	$2,099,581

Foreign currency translation, net of tax	217,594	83,423	-	-	217,594	83,423
Comprehensive income attributable to non-controlling interest	-	-	98,236	524	98,236	524
Total comprehensive income	$1,407,524	$2,084,985	$106,011	$98,543	$1,513,535	$2,183,528

See accompanying notes to unaudited condensed consolidated financial statements

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$4,791,899	$1,811,386
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	266,229	246,564
Allowance for bad debts – accounts receivable	(28,838)	234,796
Allowance for bad debts – note receivable	38,180	-
Stock based compensation expense	62,242	162,020
Change in warrant derivative liability	(2,802,400)	(25,809)
Provision for losses on inventories	84,993	-
Provision for warranty	26,211	-
Loss on disposal of fixed assets	137,913	-
Changes in operating assets and liabilities:
Accounts receivable	(13,480,730)	(10,250,963)
Notes receivable	2,500	(84,468)
Inventories	(1,688,145)	(1,167,944)
VAT tax receivable	544,940	(185,921)
Advances to suppliers	(1,839,034)	(438,754)
Deposit for building	(572,911)	-
Loan receivable - affiliate	-	6,497
Prepaid and other current assets	(1,867,942)	(198,622)
Accounts payable	4,577,630	11,155,323
Accrued expense and acquisition cost payable	771,537	(330,339)
Tax payable	(14,187)	128,152
Customer deposits	4,640,554	(789,339)
Net cash provided by (used in) operating activities	(6,349,359)	272,579

Cash flows from investing activities:
Capital expenditures	(2,597,363)	(744,218)
Proceeds from disposal of fixed assets	27,998	-
Restricted cash	2,456,040	(1,417,356)
Net cash used in investing activities	(113,325)	(2,161,574)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	8,136,583	-
Repayment of loans payable to shareholders	-	(60,024)
Proceeds of borrowing from related parties	50,000	107,521
Repayment of loans payable to shareholders	(400,000)	-
Net proceeds (payments) from lines of credit	(2,000,000)	2,000,000
Repayment of bank loans	(256,250)	(173,790)
Net cash flows provided by financing activities:	5,530,333	1,873,707

Effect of exchange rate changes on cash and cash equivalents	223,872	(9,550)
Net increase (decrease) in cash and cash equivalents	(708,479)	(24,838)
Cash and cash equivalents- beginning of period	9,180,974	5,092,476
Cash and cash equivalents- end of period	$8,472,495	$5,067,638

Supplemental disclosure of non cash activities:
Cash paid during the period for:
Interest	$61,188	$40,923
Income tax	$660,781	$390,217

Non-cash investing and financing activities:

During the period ended September 30, 2010, the Company accounted for $6,095,998 of warrants issued in its 2010 Financing as a warrant derivative liability.

During the period ended September 30, 2010, the Company reclassified $1,444,127 from warrant derivative liability to equity related to the warrants issued in its 2008 Financing.

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

2.           SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States and have been consistently applied in the preparation of the condensed consolidated financial statements and the December 31, 2009 financials included in the 10-K filed on April 15, 2010.

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

Description of Business

Worldwide Energy and Manufacturing USA, Inc. (“Worldwide” or “the Company”) is an international manufacturing and engineering firm, concentrating on photovoltaic (“PV”) solar modules and contract manufacturing services, using multiple factories in China. Worldwide services customers primarily in Europe and North America for our solar modules and North American and Chinese companies for their outsource of smaller scale production orders. From our inception in 1993 until 2005, we were strictly an intermediary or “middle man,” working with our customers and our subcontractors to assure that our customers received high quality components on a timely basis that fulfilled their specific needs. While we still subcontract a significant portion of our business, since 2005, we have begun the transition to becoming a direct contract manufacturer, operating two of our own factories to support contract manufacturing and one factory to support our solar division.

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

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Worldwide leased a 129,167 square foot facility in Ningbo, China. The lease term was from July 18, 2008 to July 17, 2013. This facility housed the production operations and R&D center for the Company’s solar division. Operations at this facility began during the first quarter of 2009.  In May 2010, the Company vacated this facility and moved the operations to its new Company owned Nantong facility.  The Company paid two month’s rent as a penalty to be released from the lease, which was booked to Other Expense in the Condensed Consolidated Statement of Income, and wrote off $137,265 of leasehold improvements and equipment to Loss on disposal of fixed assets in the Condensed Consolidated Statement of Income.  The Company did not incur any other material costs of abandonment of the Ningbo facility.

On October 14, 2008, Worldwide completed the acquisition of 55% of Shanghai De Hong Electric and Electronic Company Limited (the name was later changed to “Intech-tron”), through acquiring 55% of the outstanding capital stock of Intech-tron, a China LLC.  Intech-tron is the holding company for the operating subsidiary Shanghai Detron Electric and Electronics Co., Ltd., LLC (“Detron”).  The Company purchased Intech-tron based on the fair value of its assets at the time of purchase.

The terms of the purchase agreement stated that Worldwide would pay a cash consideration of $1,022,700 for 55% interest in Intech-tron.  Shanghai Intech Electro-Mechanical Products Co., Ltd., LLC, (“Intech”) paid the first installment of $714,286 on behalf of Worldwide in September 2008. During the three months ended March 31, 2009, Worldwide paid $308,414 for the second installment and the total consideration of the purchase price of $1,022,700 was paid in full.

The Company funded the acquisition with some of the proceeds from its sale of 1,055,103 shares of its common stock, or $4,747,970, which took place in June and July 2008.  Worldwide received 55% control of the operating subsidiary, Detron through its 55% ownership of Intech-tron.  Detron is a power supply factory in Shanghai, China with design and R&D capabilities.  This was accounted for as a purchase of Detron, where Worldwide has operating control. The Company began to consolidate Detron into the Company’s consolidated financial statements beginning on October 1, 2008.

On August 15, 2008, Worldwide formed a new Company called Worldwide Energy and Manufacturing (Ningbo) Co., Ltd (“Ningbo Solar”), which is our solar energy research, development and manufacturing subsidiary. The Company also acts as an agent to import or export the products and services overseas.  Ningbo Solar began operations during the first quarter of 2009.

In May 2010, Worldwide Energy and Manufacturing (Nantong) Co., Ltd (“Nantong”) formed its wholly owned subsidiary, Worldwide Energy and Manufacturing (Shanghai) Co., Ltd, (“Shanghai Solar”) to provide design, installation, and consulting for Solar Power Systems.  This subsidiary has been created to provide more value add to our customers by providing the System Integration services (the next downstream link in the Solar Value Chain) to complement our PV Solar Module offerings.  This service will provide system design work by incorporating and specifying the Balance-of-System (BOS) components with our Amerisolar modules.  We have started this endeavor to take advantage of the rapidly growing solar market in China.  Operations at this subsidiary are not expected to be material in 2010.

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

As of September 30, 2010 we own and operate three factories that we now use for the manufacturing of certain product lines that we historically had to subcontract, and we are using the services of approximately 40 subcontractors to manufacture those components for which we do not have our own manufacturing capabilities.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation

The accompanying consolidated financial statements include Worldwide Energy and Manufacturing USA, Inc., a Colorado corporation and a public company, and seven subsidiary companies, Intech, Shanghai Intech Precision Machinery Co., Ltd, LLC (“Die Cast”), Detron, Ningbo Solar, Nantong Solar Factory (“Nantong”), Shanghai Solar, and Intech-tron.

Effective January 1, 2009, the Consolidation Topic, ASC 810-10-45-16, revised the accounting treatment for non-controlling minority interests of partially-owned subsidiaries.  Non-controlling minority interests represent the portion of earnings that is not within the parent Company’s control. These amounts are now required to be reported as equity instead of as a liability on the balance sheet.  These amounts are $1,491,793 and $1,025,811 as of September 30, 2010 and December 31, 2009, respectively.  Additionally, this statement requires net income from non-controlling minority interests to be shown separately on the consolidated statements of income.  These amounts are income of $7,775 and $98,019 for the three month periods ending September 30, 2010 and 2009, respectively, and income of $362,916 and $220,629 for the nine months ended September 30, 2010 and 2009, respectively, and shown separately in the unaudited consolidated statement of operations. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income (loss) equals net income (loss) plus or minus adjustments for currency translation.  Total comprehensive income (loss) represents the activity for a period net of related tax and was income of $1,513,535 and $2,183,528 for the three months ended September 30, 2010 and 2009, respectively, and was income of $5,219,433 and $1,989,418 for the nine months ended September 30, 2010 and 2009, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date.  For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $876,411 and $551,943 as of September 30, 2010 and December 31, 2009, respectively.

Accounts Receivable

Trade accounts receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivables are included in net cash provided by operations activities in the consolidated cash flow statements. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers a number of factors, including historical losses, current receivables aging reports, the counter party’s current ability to pay its obligation to the Company, and existing industry and People’s Republic of China (“PRC”) economic data. The Company reviews its allowances every month.  Past due invoices over 90 days that exceed a specific amount are reviewed individually for collectability.  Based on this review, the Company determines the best estimate of the amount of probable credit losses in the Company’s existing accounts receivable and adjusts the allowance.  During the three and nine month periods ended September 30, 2010 and 2009, no amounts were charged off against the allowance.  The Company does not have any off Balance Sheet exposure related to its customers.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company receives letters of credit from its customers as payment for product shipped.  When the product ships, the Company presents the letter of credit to the bank for payment.  In addition, in some cases, upon receiving the letter of credit, the Company will then issue a letter of credit for payment to its supplier.

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

The estimated service lives of property and equipment are as follows:

Buildings and leasehold improvements	7 to 40 years
Land rights	44 to 50 years
Machinery and equipment	5 years
Transportation vehicles	5 years
Furniture and fixtures	7 years
Computers and computer software	3 years

Construction in-progress

Plant and production lines currently under development at the Nantong China facility are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including development expenditures, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon readiness for use of the project, the cost of construction-in-progress is transferred to property and equipment, at which time depreciation will commence. The Company had no capitalized interest and to date has funded this construction through operations without the use of outside debt financing.  As of September 30, 2010, the Company has incurred a total of $1,850,575 of construction in progress.  The Nantong facility was completed in the third quarter of 2010 and these amounts were reclassed to buildings in July 2010.  Construction in progress was funded with some of the proceeds from the Company’s equity raises in June and July 2008 and January and February 2010.

Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360-10, “Property, Plant, and Equipment”, and FASB Topic ASC 205 “Presentation of Financial Statements”.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial position.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through September 30, 2010, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of Long-Lived assets in the future.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Inventories

Inventories consist of raw material, work in progress and finished goods of manufactured products.

Inventories are stated at lower of cost or market and consist of materials, labor and overhead.  The Company determines the cost of inventory by the first-in, first-out method.  The value of inventory is determined using the weighted average cost method and includes any related production overhead costs incurred in bringing the inventory to their present location and condition. Overhead costs included in finished goods include, direct labor cost and other costs directly applicable to the manufacturing process.  The Company evaluates inventories for excess, slow moving, and obsolete inventories as well as inventory whose volume is in excess of its net realizable value.  This evaluation includes analyses of sales levels by product and projections of future demand. In order to state the inventory at lower of cost or market, the Company maintains reserves against its inventory.  If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made.  Inventory amounts are reported net of such allowances.  Management has recorded a $92,000 inventory allowance as of September 30, 2010.

Revenue Recognition

The Company recognizes revenues in accordance with the guidelines of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”.  The Company recognizes revenue from product sales when the orders are completed and shipped, provided that collection of the resulting receivable is reasonably assured, risk of loss is transferred, and price is fixed and determinable.  Amounts billed to customers are recorded as sales while the shipping costs are included in cost of sales.  Returns of defective custom parts may only be exchanged for replacement parts within 30 days of the invoice date.  Returns of defective parts may be exchanged for replacement parts or for a refund.  Revenue from non-refundable customer tooling deposits is recognized when the materials are shipped or when the deposit is forfeited, whichever is earlier.  Recently, industry conditions and market forces have necessitated the Company to extend their payment terms in the marketplace; however, this change in terms does not prohibit the Company from recognizing revenue in accordance with SAB No. 104.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  Cash equivalents with a maturity of three months or less was $746,480 as of September 30, 2010 and are included in Cash and cash equivalents.  A substantial amount of the Company’s cash is held in bank accounts in the People’s Republic of China (“PRC”) and is not protected by the Federal Deposit Insurance Corporation (FDIC) insurance or any other similar insurance. Cash held in China amounted to $6,873,816 at September 30, 2010.  Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. As of September 30, 2010, the Company’s cash balance held at U.S banks was $1,598,679 which was $1,348,679 in excess of the insured amounts.  Given the current economic environment and the financial conditions of the banking industry there is a risk that deposits may not be readily available or covered by such insurance. The Company has had no loss on excess cash in domestic or foreign banks in past years.

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

Product Warranties

We provide a limited warranty to the original purchasers of our PV solar modules not sourced from subcontractors for five years against defects in materials and workmanship under normal use and service conditions following the date of sale, and we provide a warranty that the modules will produce at least 90% of their power output rating during the first 10 years following the date of sale and at least 80% of their power output rating during the following 15 years.  In resolving claims under both the defects and power output warranties, we have the option of either repairing or replacing the covered module or, under the power output warranty, providing additional modules to remedy the power shortfall.  Our warranties are transferable when product remains installed in the original location.  When we recognize revenue for module sales, we accrue a liability for the estimated future costs of meeting our warranty obligations for those modules.  We make and revise this estimate based on the number of solar modules under warranty at customer locations, our historical experience with warranty claims, our in-house testing of our solar modules and our estimated per-module replacement cost.  As of September 30, 2010, our accrued warranty liability was approximately $61,000.  We have incurred and recorded approximately $26,000 of warranty expense in Selling, general and administrative expenses during the nine months ended September 30, 2010 based on approximately $3,740,000 of revenues during the nine months ended September 30, 2010 of our PV solar modules not sourced from subcontractors.  For PV solar modules sourced from subcontractors, the subcontractor provides for the product warranty.

Foreign Currency Transactions and Translation

The Company’s primary country of operations is The People’s Republic of China (“PRC”). The financial position and results of operations of the Company’s China operations are determined using the local currency Renminbi (“RMB”) as the functional currency.  However, the China operation’s sell solar products in Euros.  The results of transactions in foreign currency are remeasured into the functional currency at the average rate of exchange during the reporting period.  Aggregate net foreign currency remeasurements included in the Condensed Consolidated Statement of Income were gains of $973,439 and $97,996, for the three months ended September 30, 2010 and 2009, respectively, and gains of $142,895 and $103,421 for the nine months ended September 30, 2010 and 2009, respectively primarily due to the decline of the value of the Euro to the RMB.

Assets and liabilities denominated in foreign currencies as the functional currency at the balance sheet date are translated into the Company’s reporting currency of United States dollars (“USD”) at the exchange rates prevailing at the balance sheet date. The registered equity capital denominated in the functional currency is translated into the reporting currency of USD at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency at USD are dealt with as a separate component within stockholders’ equity.  Translation adjustments net of tax totaled $217,594 and $83,423, for the three months ended September 30, 2010 and 2009, respectively, and $324,468 and $191,079 for the nine months ended September 30, 2010 and 2009, respectively.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 820 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of September 30, 2010, the fair value of cash and cash equivalents, restricted cash, accounts receivable, notes receivables, accounts payable, line of credit and other payables approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had a warrant derivative liability carried at fair value on a recurring basis at September 30, 2010 related to the warrants issued in its 2010 Financing.  In addition, the Company had a warrant derivative liability carried at fair value on a recurring basis at  December 31, 2009 related to the warrants issued in its 2008 Financing.  Effective April 15, 2010 with the filing of the Company’s Annual Report on Form 10-K, the Company has met all contingencies and related 2008 milestone requirements, as defined, and as a result, the Company reclassified the warrants associated with the 2008 Financing to equity on April 16, 2010.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of the period ended September 30, 2010, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at September 30, 2010

Warrant Derivative Liability - 2010	$-	$3,476,057	$-	$3,476,057
Total	$-	$3,476,057	$-	$3,476,057

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

At September 30, 2010, three customers individually accounted for more than 10% of the Company’s accounts receivable with a total amount of $15,437,167, representing 60.0% of total accounts receivable in aggregate.  Due to market conditions and competitive pressures, a significant amount of our accounts receivable includes sales with extended payment terms.

For the nine months ended September 30, 2010, two customers individually accounted for more than 10% of our nine months sales with a total amount of $69,585,797 or 60.7% of sales.  For the nine months ended September 30, 2009, two customers individually accounted for greater than 10% of our nine months sales with a total sales value of $22,808,569, or 58.2%.

For the three months ended September 30, 2010, three customers individually accounted for more than 10% of our quarterly sales with a sales amount of $27,740,280 or 62.3% of sales.  For the three months ended September 30, 2009, one customer accounted for greater than 10% of quarterly sales with a total sales value in the quarter of $10,859,160, or 58.3%.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2010, one supplier accounted for more than 10% of our Cost of Goods Sold.  Purchases from these suppliers totaled $34,841,627 or 33.4% of the Cost of Goods Sold.  For the nine months ended September 30, 2009, one supplier accounted for greater than 10% of our Cost of Goods Sold in the period at $19,561,203 or 58.9% of the Cost of Goods sold.

For the three months ended September 30, 2010, four suppliers individually accounted for more than 10% of our Cost of Goods Sold.  Purchases from these suppliers totaled $19,701,523 or 48.2% of the Cost of Goods Sold.  For the three months ended September 30, 2009, one supplier accounted for greater than 10% of our Cost of Goods Sold in the period at $10,958,136 or 68.7% of the Cost of Goods sold.

Payments of dividends may be subject to some restrictions due to the fact that the operating activities are conducted in subsidiaries residing in the Peoples Republic of China.

As part of the production process in the contract manufacturing operations, the Company may be required by its suppliers to advance funds under short-term agreements for tooling and other pre-production costs.  The advances are generally unsecured and may carry interest at the prevailing market rate for short-term instruments.  Such tooling is in most cases, either owned by the supplier or our customers and is generally of value primarily for the specific needs of the Company’s customers.  At September 30, 2010, the Company has made advances to its suppliers of $2,370,052 for materials and inventory.  These advances will be recognized in operations as the Company receives the material and inventory from the supplier.  The Company in turn requires its customers to provide a non-refundable down payment to offset such startup costs.  These deposits will be recognized in operations as the Company delivers goods to its customers.  As of September 30, 2010, the Company has customer deposits of $5,926,004.  In the event that a supplier is unable to fulfill its production agreements with the Company, management believes that other suppliers can be found for the Company’s products.  However, a change in suppliers would cause a delay in the production process, and could result in loss of tooling deposits and other supplier advances, which could negatively affect the Company’s operating results.

The Company sells its goods and services internationally, with the majority of its revenue currently being derived from customers in the North America, China, and Europe.  As such, the Company is susceptible to credit risk on accounts and notes receivable from customers.  Generally, the Company does not obtain security from its customers in support of accounts receivable.

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

Stock-based compensation costs that have been included in operating expenses amounted to $16,250 and $46,800 for the three months ended September 30, 2010 and 2009, respectively, and $62,242 and $162,020 for the nine months ended September 30, 2010 and 2009, respectively.  The remaining stock-based compensation to be amortized to compensation expense in 2010 is approximately $38,750.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Enacted Accounting Standards

The FASB issued Accounting Standards Update (ASU) No. 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. The FASB believes this ASU clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption - one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature.  The amendments in the ASU are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after March 5, 2010.  The Company has determined the impact of this guidance is not material to its financial statements.

3.           COMMITMENTS AND CONTINGENCIES

The Company has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for the Company’s business and at prevailing market prices. No material annual loss is expected from these commitments.

The Company has a contingency associated with its capital raises in 2010 which requires certain milestones to be met. The contingency states:  Additionally, as further consideration for the transaction, we, along with the investors, entered into a make good escrow agreement with certain insiders (“CI”) who along with the Company placed an aggregate of 1,970,956 shares of the Company’s common stock into escrow, to be distributed if certain financial milestones of the Company are not met.  Pursuant to the terms of the make good escrow agreement, if the Adjusted EBIDTA reported in the Company’s 2010 Annual Report is less than $4,000,000, then the investors shall be entitled to receive on a “pro rata” basis, determined by dividing each investor’s investment amount by the aggregate of all investment amounts delivered to us by the investors, for no consideration other than their part of their respective investment amount at closing, some or all of the escrow shares determined according to the following formula:

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

As of September 30, 2010, although the annualized Adjusted EBITDA milestone calculation indicates that the Company may potentially not meet the milestone, the Company believes that it will still meet the milestone requirements.

Certain conditions may exist as of the date the financial statements are issued. These conditions may result in a future loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

On May 5, 2010, a former employee filed a complaint with the United States Department of Labor, Occupational Safety & Health Administration (“OSHA”) alleging unlawful whistleblower retaliation in violation of the Sarbanes-Oxley Act.  This complaint is completely without merit – the Company denies all allegations made in the Complaint.  The Company filed a response with OSHA on October 15, 2010 wherein it requested immediate dismissal of the complaint.  The Company has yet to receive a response from OSHA.

This same employee also filed a claim for unemployment insurance benefits with the California Employment Development Department (“EDD”).  On August 11, 2010, an Administrative Law Judge found that the former employee was eligible for unemployment benefits.  The California Unemployment Insurance Appeals Board recently affirmed this decision.

The Company entered into an agreement on February 3, 2008 with the minority shareholder of Intech-tron whereby if the Compnay was to invest an additional amount of approximately $820,000 into Intech-tron, the minority shareholder will automatically convert to equity approximately $670,000 of a payable owed to him in order to maintain the current ownership structure of 55% owned by the Company and 45% minority owned. In addition, the minority shareholder would forgive approximately $300,000 of the related payable owed to him with approximately $302,000 remaining as a related party payable. As of September 30, 2010, the total amount due to the minority owner was $1,271,993 which is recorded in Due to related parties on the Condensed Consolidated Balance Sheet (see Note 13).

The Company has entered into a commitment agreement with a supplier on August 24, 2010 to purchase approximately $18,000,000 of its solar modules for the four month period September 2010 through December 2010.  As of the date of this report, we have purchased approximately $12,600,000. Should the Company not meet this commitment, we believe that the supplier will allow any shortfall to carryover into January 2011 with no penalty to the Company.

4.           ACCOUNTS RECEIVABLE

Accounts receivable by major categories are summarized as follows:

	September 30, 2010		December 31, 2009

Accounts Receivable	$25,559,545		$11,749,935
Accounts Receivable – other	188,113	(1)	421,002
	25,747,658		12,170,937
Less: allowances for doubtful accounts	(256,857)		(312,369)
Total	$25,490,801		$11,858,568

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of a revolving line of credit agreement with Bank of the West indicated in Note 10, the revolving line of credit is secured by all business assets of the Company and guaranteed by certain of its officers.

(1) The Company receives letters of credit from its customers as payment for product shipped.  When the product ships, the Company presents the letter of credit to the bank for payment.

5.	INVENTORIES

Inventories by major categories are summarized as follows:

	September 30, 2010	December 31, 2009

Raw materials	$2,118,791	$1,466,835
Work in progress	470,677	285,449
Finished goods	3,757,098	2,885,059
	6,346,566	4,637,343
Less: allowances for slowing moving items	(91,885)	(70,000)
Total	$6,254,681	$4,567,343

6.           INCOME TAX

Our statutory United States federal income tax is 34% and our California state income tax rate is 9.3%.  Our statutory tax rate in China is 25%.  The provision for income taxes consists of the following:

	For The Nine Months Ended		For The Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Current income tax expense (benefit) in China	$268,377	$134,835	$(18,884)	$65,380
U.S Federal Tax	431,243	463,023	175,000	304,633
State and local income taxes currently paid or payable U.S	44,000	72,263	44,000	57,484

Income tax expense	$743,620	$670,121	$200,116	$427,497

7.	PROPERTY AND EQUIPMENT

The Company has $48,673 of property and equipment located in the United States at September 30, 2010.  At December 31, 2009, $14,993 of property plant and equipment was located in the United States.  Property and equipment for September 30, 2010 was $5,183,312 in the PRC. At December 31, 2009, $2,953,965 of the Company’s property and equipment was located in the PRC. The Company’s property and equipment consisted of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Vehicles	$547,468	$534,594
Furniture and fixtures	263,111	254,961
Equipment	2,590,208	535,784
Software	105,255	24,923
Land rights	987,935	249,919
Buildings	1,903,220	-
Leasehold improvements	64,264	466,561
	6,461,821	2,066,742
Less: accumulated depreciation	(1,232,822)	(1,120,544)
	5,228,999	946,198
Construction in progress	2,986	2,022,760

Total	$5,231,985	$2,968,958

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.           NOTES RECEIVABLE

On June 24, 2008, the Company paid $40,680 for an investment in Tomii International (“Tomii”) representing approximately 21.5% equity interest in Tomii.  Tomii is a privately held company that is a development stage entity with no significant operations.  Subsequent to December 31, 2009, Tomii has changed its business model to focus on products that are not compatible with the Company’s business model.  As such, Tomii has agreed to repay the Company’s investment over a two year period at $500 per month for 12 months from April 2010 through March 2011 and $2,890 per month for the remaining 12 months from April 2011 to March 2012.  As of the date of this filing, Tomii has made five payments totaling $2,500 under this note receivable.

As a result of Tomii’s noncompliance with the terms of the note, as of June 30, 2010, the Company has recorded an allowance for the remaining balance of $38,180.

9.           RESTRICTED CASH

As of March 31, 2010, the Company has deposited approximately $10 million (approximately $4.5 million in fiscal year 2009 and $5.5 million in the three months ended March 31, 2010) into an escrow account in the Bank of China for the purpose of registered capital and working capital.  The Company created the restricted cash account to ensure that, at a minimum, it had the funds to purchase the land rights, complete its Nantong facility, and purchase the plant and equipment necessary to operate the Nantong facility.  Any remaining funds were to be used for working capital.  The $10 million was funded with some of the proceeds from the Company’s equity raises in June and July 2008 and January and February 2010 as the use of proceeds in these equity raises allowed for working capital to fund the sales growth of the Company’s Solar division, capital expenditures to support sales growth, and capital to be used for possible acquisitions.  The Company had no restrictions from the Chinese government on the uses of the restricted cash.  With the deposit of these funds, the Company has fulfilled the requirement of the Chinese government that we have sufficient registered capital to complete the project.  The funds have been transferred to a cash account accessible by the division specifically for facility start-up project costs and working capital.  Total expenditures related to the project as of September 30, 2010 was $2,838,510 and has been used for $987,935 of land rights and $1,850,575 of construction expenses.  As of September 30, 2010, $7,159,020 has been used for working capital purposes.  The Nantong facility was completed in the third quarter of 2010 and therefore, the Company no longer has a requirement for restricted cash.

10.           NOTES PAYABLE

As of September 30, 2010, the Company has the following notes payable:

Banker	Amount of available credit	Loan period	Interest rate	Secured by	September 30, 2010

Bank of the West (line of credit)	$2,000,000	11/30/2010 maturity	4.5%	All Corporate assets	$-	(1)

Bank of the West (term loans)	$1,025,000	5/20/2008 - 5/20/2011	4.0%	All Corporate assets	$131,250
		5/20/2008 - 6/01/2012	4.0%	All Corporate assets	$291,667
Total loans					$422,917

(1)	The Company repaid this loan on August 27, 2010 in the amount of $1,250,000.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of the revolving line of credit agreement with Bank of the West, dated May 20, 2008, the Company could borrow up to $2,000,000 at a rate of prime plus 0.50%, with a minimum interest rate of 4.5%.  This rate is subject to change based on the prime rate which was 3.25% as of September 30, 2010.  The revolving line of credit is secured by the assets of the Company.  Interest only payments on any outstanding balance is paid monthly.  Any outstanding balance is due on maturity at November 30, 2010.

The Company can also borrow up $1,025,000 within two term loans.  The maturity date of these two loans is May 20, 2011 and June 1, 2012, respectively.  The balance outstanding under both loans as of September 30, 2010 is $131,250 and $291,667, respectively.  The Company has classified the loans as a current liability due to its past history of non-compliance with its covenants and we are renegotiating the terms of the loans.  There is no assurance that the bank will extend the loans and could call the terms loans as a result of any non-compliance with the loan covenants.

11.           STOCK TRANSACTIONS

On August 18, 2010, the Company issued 6,692 restricted shares of its common stock valued at $17,500 (based on a discounted fair market value on the date of grant) to a consultant for consulting services.  The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

On July 8, 2010, the Company issued 900 restricted shares of its common stock valued at $2,457 (based on a discounted fair market value on the date of grant) to a consultant for consulting services.  The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

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

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.           WARRANTS

Accounting for the Warrants

In connection with the Company’s 2008 equity financing completed on June 23, 2008 and July 24, 2008 (“2008 Financing”), the Company issued 1,111,109 restricted common shares along with warrants to purchase an additional 1,111,109 shares with 722,221 warrants having an exercise price of $7.00 and 388,888 of those warrants having an excise price of $9.00.  In addition, in connection with the Company’s 2010 equity financing (completed on January 26, 2010 and February 9, 2010 (“2010 Financing”), the Company issued 1,970,956 restricted common shares along with warrants to purchase an additional 2,079,613 shares with 1,970,956 warrants having an exercise price of $5.65 and 108,657 of those warrants having an excise price of $6.75.  The Company analyzed the warrants issued in these two transactions (“Warrants”) in accordance with ASC Topic 815 (a codification of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”) to determine whether the Warrants meet the definition of a derivative under ASC Topic 815 and, if so, whether the Warrants meet the scope exception of ASC Topic 815, which is that contracts issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity shall not be considered to be derivative instruments for purposes of ASC Topic 815.  The provisions of ASC Topic 815 subtopic 40 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“ASC Topic 815 subtopic 40”) apply to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by ASC Topic 815 and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  The Company concluded that the warrants issued in the 2008 Financing should be treated as a derivative liability as the 2008 Financing includes certain milestone provisions which the Company must be in compliance with for each of the years ended December 31, 2009 and 2008.  Effective April 15, 2010 with the filing of the Company’s Annual Report on Form 10-K, the Company has met all contingencies and related 2008 milestone requirements, as defined, and as a result, the Company reclassified $1,444,127 of  warrants associated with the 2008 Financing from liabilities to equity and a gain of $182,459 on April 16, 2010.  With respect to the 2010 Financing, the Company concluded that the warrants issued should be treated as a derivative liability as a result of the 2008 Financing which includes provisions that could provide for the possible issuance of additional shares which are indeterminate.  Additionally, the 2010 Financing contains a Registration Payment Arrangement which requires the Company to timely file its required public filings for 12 months in accordance with SEC Rule 144.  As a result, the warrant derivatives should be measured at fair value and re-measured at fair value at each reporting date with changes in fair value recorded in earnings under other income/expense in the Condensed Consolidated Statement of Operations.  The warrants associated with the 2010 Financing will continue to be accounted as a derivative liability.  Should the Company timely file its required public filings for 12 months, then the Company expects to reclassify the warrant derivatives associated with the 2010 Financing to equity in 2011.

During the three month periods ending September 30, 2010 and 2009, the Company recorded a gain on warrant re-valuation of $103,491 and $1,098,205, respectively, and a gain of $2,802,400 and $25,809, for the nine months ended September 30, 2010 and 2009, respectively.

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

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the valuation inputs used to value the Warrants issued in connection with the 2010 Financing.

2010 Financing Warrants - Valuation Inputs
Attribute	September 30, 2010	January 2010
Stock Price	$3.89	$5.65
Risk Free Interest Rate	1.03 – 1.12%	1.03 – 1.12%
Volatility	90.5%	90.5%
Exercise Price	$5.65 – 6.75	$5.65 – 6.75
Dividend Yield	0%	0%
Contractual Life (Years)	2.5	2.5
Fair Market Value	$3,476,057	$6,095,998

13.           RELATED PARTY TRANSACTIONS

(1) Long term receivable – related party

	September 30,		December 31,
	2010		2009

Mr. Ding Honglin – Mr. Ding is the General Manager of Shanghai Intech Precision (“Precision”) Machinery Co. Ltd – Loan to accommodate partnership separation	$242,233		$237,305
Precision sold goods to a company controlled by Mr. Ding Honglin	368,297	(a)	381,222
	$610,530		$618,527

The amounts due from related party are unsecured, interest free and have no fixed repayment dates.

(a) The Company is in the process of structuring this long term receivable into a note receivable.  Until such time, the Company will account for this as a long term receivable-related party.

(2) Note receivable from officer

	September 30,	December 31,
	2010	2009

Mr. Jimmy Wang and Mrs. Mindy Wang, principal stockholders, executive officers and members of the Board of Directors of the Company.	$-	$50,000

The amounts due from a related party are unsecured, interest free and have no fixed repayment dates.  As of January 5, 2010, all amounts were repaid.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3) Due to a related party

	September 30,		December 31,
	2010		2009

Shanghai Jinde Electro-Mechanical Co. Ltd, the minority shareholder of Intech-tron for distributions not paid at acquisition	$1,271,993	(b)	$1,246,114
Precision purchased inventory from a two companies controlled by Mr. Ding Honglin’s father	215,530		195,689
Advances from related party	$-		$400,000	(a)
	$1,487,523		$1,841,803

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

(b)The Company entered into an agreement on February 3, 2008 with the minority shareholder of Intech-tron whereby if the Company was to invest an additional amount of approximately $820,000 into Intech-tron, the minority shareholder will automatically convert to equity approximately $670,000 of a payable owed to him in order to maintain the current ownership structure of 55% owned by the Company and 45% minority owned. In addition, the minority shareholder would forgive approximately $300,000 of the related payable owed to him with approximately $302,000 remaining as a related party payable. As of September 30, 2010, the total amount due to the minority owner was $1,271,993 which is recorded in Due to related parties on the Condensed Consolidated Balance Sheet.

The Company paid wages to certain stockholders, who are also members of the Board of Directors. The Company has recorded these as Management and Professional Fees Paid to Stockholders in Operating Expenses on the Condensed Consolidated Statement of Income of $90,000 and $80,000, for the three months ended September 30, 2010 and 2009, respectively, and $270,000 and $260,000, for the nine months ended September 30, 2010 and 2009, respectively.

14.           EMPLOYEE BENEFITS

The Company pays a performance bonus to the management of the Solar division equal to 49% of the profitability of the Solar division.  The Company included this bonus in accrued expenses and has recorded bonus expense in selling, general and administrative expenses of $752,691 and $0, for the three months ended September 30, 2010 and 2009, respectively, and $781,209 and $0, for the nine months ended September 30, 2010 and 2009, respectively.

From time to time, the Company has issued common stock to employees and the Board of Directors (see Note 11) as compensation for services and granted options to several employees in 2010.  The Company has recorded these as stock based compensation expenses in selling, general and administrative expenses of $15,000 and $46,800, for the three months ended September 30, 2010 and 2009, respectively, and $35,992 and $162,020, for the nine months ended September 30, 2010 and 2009, respectively.

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.           EARNINGS PER SHARE

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the three month and nine month periods ended September 30, 2010 and the same periods in 2009, the following were included as potential dilutive shares.  Employee stock options of 96,217 with an exercise price of $6.00.  Class A warrants to purchase 722,221 common shares at an exercise price of $7.00 and Class B warrants to purchase 388,888 shares at an exercise price of $9.00 of common stock.  Due to the exercise price being in excess of the average closing price of the Company’s common stock for the three and nine month period ending September 30, 2010, using the treasury stock method, all potential dilutive shares were deemed to be anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share:

	For The Nine Months Ended		For The Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income attributable to the WEMU stockholders	$4,428,983	$1,590,757	$1,189,930	$2,001,562

Weighted average outstanding shares of common stock	5,449,380	3,578,014	5,653,641	3,621,611
Dilutive effect of options and warrants	-	-	-	-
Diluted weighted average common stock and common stock equivalents	5,449,380	3,578,014	5,653,641	3,621,611

Earnings per share:
Basic	$0.81	$0.44	$0.21	$0.55
Diluted	$0.81	$0.44	$0.21	$0.55

16.           SEGMENT INFORMATION

The Company’s operations are classified into two principal reportable segments that provide different products or services.  These two segments are Solar and Contract Manufacturing.  Our Solar division procures and manufactures solar modules for sale within the solar industry. Our Solar division represents 88.5% of our business. The Contract Manufacturing division purchases and sells a wide variety of manufactured goods from China procured by its subsidiaries or contractors in China to a wide range of customers from different industries. Although both segments are involved in manufacturing they serve different customers and are managed separately requiring specialized expertise. We determine our operating segments in accordance with FASB ASC Topic 280, “Segment Reporting.”

Segmental Data – Three months ended September 30, 2010 and 2009

Reportable Segments (amounts in thousands)

	September 30, 2010			September 30, 2009
	Solar	Contract Mfg	Total	Solar	Contract Mfg	Total
Revenue	40,017	4,536	44,553	15,533	3,086	18,619
Cost of goods	(37,278)	(3,289)	(40,567)	(13,734)	(2,204)	(15,938)
Gross profit	2,739	1,247	3,986	1,799	882	2,681

Operating profit	85	334	419	1,225	110	1,335

Net income	1,102	96	1,198	1,926	174	2,100

Segment accounts receivable	18,234	7,257	25,491

Segment assets	36,702	16,083	52,785

Expenditures for long-lived assets	2,246	351	2,597

WORLDWIDE ENERGY AND MANUFACTURING USA, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segmental Data – Nine months ended September 30, 2010 and 2009

Reportable Segments (amounts in thousands)

	September 30, 2010			September 30, 2009
	Solar	Contract Mfg	Total	Solar	Contract Mfg	Total
Revenue	101,573	13,158	114,731	29,921	9,296	39,217
Cost of goods	(94,492)	(9,612)	(104,104)	(26,330)	(6,866)	(33,196)
Gross profit	7,081	3,546	10,627	3,591	2,430	6,021

Operating profit	1,602	1,018	2,620	2,122	251	2,373

Net income	2,363	2,429	4,792	1,701	110	1,811

In our solar division, Germany represented approximately 28.7%, Italy represented approximately 59.4%, the United Kingdom represented approximately 2.5% and North America represented approximately 2.7% of our sales in the three months ended September 30, 2010.  For the three months ended September 30, 2009, Germany represented 76.6% of our business, Italy representing 10.0%, and North America representing 0.3% of our total solar sales.  Germany represented approximately 57.0%, Italy represented approximately 31.9%, the United Kingdom represented approximately 3.9% and North America represented approximately 3.5% of our sales in the nine months ended September 30, 2010.  For the nine months ended September 30, 2009, Germany represented 66.4% of our business, Italy representing 12.1% and North America representing 0.2% of our total solar sales.

For our contract manufacturing business, North America represents approximately 30.8% and China represents 69.2% of sales for the three months ended September 30, 2010.  For the three months ended September 30, 2009, North America represented 33.0% and China 67.0% of that division’s sales.  North America represents approximately 32.0% and China represents 68.0% of sales for the nine months ended September 30, 2010.  For the nine months ended September 30, 2009, North America represented 41.6% and China 58.4% of that division’s sales.

In our solar division, Germany represented approximately 31.2%, Switzerland represented approximately 16.9%, and Italy represented approximately 41.9% of solar accounts receivable as of September 30, 2010.  As of September 30, 2009, Germany represented approximately 80.3% and Italy represented approximately 13.5% of the solar accounts receivable.

For our contract manufacturing business, China represents approximately 86.3%, North America represents approximately 13.7% of contract manufacturing accounts receivable as of September 30, 2010.  As of September 30, 2009, China represents approximately 80.6% and North America represents 19.4% of the contract manufacturing accounts receivable.

17.           SUBSEQUENT EVENTS

On October 10, 2010, the Company entered into an agreement with a third party for Investor Relations services.  The agreement term is three months and shall pay $7,500 per month in cash and $7,500 per month in the Company’s restricted common stock.

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

In February of 2008, we established a solar division that focuses on photovoltaic module technology under the brand name of “AmeriSolar.”  On February 4, 2008, we changed our name from Worldwide Manufacturing USA, Inc. to Worldwide Energy and Manufacturing USA, Inc. in order to reflect our expansion into the solar energy industry.  We issued 300,000 restricted shares for the AmeriSolar brand name.  We then leased a 129,167 square foot facility in Ningbo, China.  The lease term is from July 18, 2008 to July 17, 2013. In May 2010, the Company vacated this facility and moved the operations to its new Nantong facility. This facility houses the production operations and R&D center for our solar division.  This factory has the capability of producing 100MW in solar modules per year.  By opening this factory we hope to increase gross and net margins in our solar division.  Furthermore, it will help us through the R&D department to continue to improve, develop and enhance our solar modules. We will continue to explore opportunities as well as expand our solar sales and distribution globally. We currently sell our solar modules in Europe and North America.  Our research shows that there is an abundance of solar rebate programs paid by Federal, State, and Local governments for both the commercial and residential markets globally.  We feel we are well positioned to sell our modules to large institutions in the U.S. This division generated $40,017,187 and $15,532,187 in sales for three months ended September 30, 2010 and 2009, respectively, and $101,573,045 and $29,921,185 for the nine months ended September 30, 2010 and 2009, respectively.

On October 14, 2008, we completed the acquisition of 55% of Shanghai De Hong Electric and Electronic Co., Ltd., (the name was later changed to “Intech-tron”) through acquiring 55% of the outstanding capital stock of Intech-tron, a China LLC.  We funded the acquisition with the sale of 1,055,103 shares of our common stock, or $4,747,970 on June 23, 2008 and an additional sale of 56,007 shares of common stock, $252,027 on July 24, 2008.  Intech-tron is the holding company for the operating subsidiary Shanghai Detron Electric and Electronics Co., Ltd., LLC (“Detron”).  We hold 55% control of the operating subsidiary, Detron.  Detron is a power supply factory in Shanghai, China with design and R & D capabilities.  Under the terms of the purchase agreement dated February 3, 2008, we paid cash consideration of $1,022,700 for a 55% interest in Intech-tron.  Shanghai Intech Electro-Mechanical Products Co., Ltd., LLC, (“Intech”) paid the first installment of $714,286 on behalf of us in September, 2008.  On March 31, 2009, we paid $308,414 for the second installment, such that the total consideration of the investment is $1,022,700.

Detron’s revenues were a $2,122,413 and $1,640,097 for the three months ended September 30, 2010 and 2009, respectively, and $6,111,817 and $4,084,718 for the nine months ended September 30, 2010 and 2009, respectively.

On August 15, 2008, we formed a new company called Worldwide Energy and Manufacturing (Ningbo) Co., Ltd., LLC (“Ningbo Solar”), which is the solar energy research and development manufacturer.  We established a factory to manufacture PV solar modules and provide these to customers for various solar projects.  We also act as agent to import or export the products and services overseas.

In May 2010, the Company vacated its Ningbo facility and moved the operations to its new Nantong (“Nantong”) facility. The Company paid two month’s rent as a penalty to be released from the lease, which was booked to Other Expense in the Statement of Income, and wrote off $137,265 of leasehold improvements and equipment to Loss on disposal of fixed assets in the Statement of Income.  The Company did not incur any other material costs of abandonment of the Ningbo facility.

In May 2010, Nantong formed its wholly owned subsidiary, Worldwide Energy and Manufacturing (Shanghai) Co., Ltd., (“Shanghai Solar”) to provide design, installation, and consulting for Solar Power Systems.  This subsidiary has been created to provide more value add to our customers by providing the System Integration services (the next downstream link in the Solar Value Chain) to complement our PV Solar Module offerings.  This service will provide system design work by incorporating and specifying the Balance-of-System (BOS) components with our Amerisolar modules.  We have started this endeavor to take advantage of the rapidly growing solar market in China.  Operations at this subsidiary are not expected to be significant in 2010.

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

Through the development of our product mix, which consists of solar modules, casting, machining and stamping, electronics and fiber optics products lines, our business has become more diverse. In the past, foundry and machining and stamping accounted for more than 90% of our business but this percentage has decreased.  Since forming our own factories our new Solar division now represents approximately 89.8% and 78.6% of our sales volume for the three months ending September 30, 2010 and 2009, respectively, and 88.5% and 72.8% for the nine months ended September 30, 2010 and 2009, respectively.  With greater market penetration, and the market expanding, the solar content of our overall business is expected to increase.

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

We recognize revenues in accordance with the guidelines of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”.  We recognize revenue from product sales when the orders are completed and shipped, provided that collection of the resulting receivable is reasonably assured, risk of loss is transferred, and price is fixed and determinable.  Amounts billed to customers are recorded as sales while the shipping costs are included in cost of sales. Returns on defective custom parts may only be exchanged for replacement parts within 30 days of the invoice date. Returns on defective parts, which can be resold, may be exchanged for replacement parts or for a refund.  Revenue from non-refundable customer tooling deposits is recognized when the materials are shipped or when the deposit is forfeited, whichever is earlier.  Recently, industry conditions and market forces have necessitated the Company to extend their payment terms in the marketplace; however, this change in terms does not prohibit the Company from recognizing revenue in accordance with SAB No. 104.

Operations at the Company’s new Shanghai Solar subsidiary are not expected to be material in 2010 and therefore, we have not determined the revenue recognition policies which will apply to this operation.

Our Operations

All manufacturing activities are carried out through our subsidiaries located in Shanghai and Nantong, People’s Republic of China (“China”) which include:

1.
Shanghai Intech Electro-Mechanical Products Co. Ltd., LLC, wholly owned subsidiary of Worldwide Energy and Manufacturing USA, Inc., with a period for business operation of 15 years from August 6, 1997 to August 5, 2012.

2.
Shanghai Intech-Tron Electric and Electronics Co., Ltd., LLC, 55% owned by Worldwide Energy and Manufacturing USA, Inc., with a period for business operation of approximately 29.5 years from April 26, 1999 to October 8, 2028.

3.
Shanghai Detron Electric & Electronics Co., Ltd., 100% owned by Shanghai Intech-Tron Electronic and Electronics Co., with a period for business operation of 17.5 years from October 22, 1996 to July 3, 2014.

4.
Shanghai Intech Precision Machinery Co., Ltd., LLC, 51% owned by Shanghai Intech Electro Mechanical Products Co. and 49% owned by Worldwide Energy and Manufacturing USA, Inc., with a period for business operation of 30 years from November 14, 2005 to November 13, 2035.

5.
Shanghai Shutai Precision Casting Company, Limited, LLC, 55% owned by Shanghai Intech Electro-Mechanical Products Co. and 45% owned by Worldwide Energy and Manufacturing USA, Inc., with a period for business operation of 30 years from February 2, 2007 to February 1, 2037.

6.
Worldwide Energy and Manufacturing (Ningbo) Co., Ltd., LLC, 100% owned by Worldwide Energy and Manufacturing USA, Inc., with a period for business operation of 20 years from August 15, 2008 to August 14, 2028.

7.
Worldwide Energy and Manufacturing (Nantong) Co., Ltd., LLC, 99.9% owned by Worldwide Energy and Manufacturing USA, Inc., with a period for business operation of 50 years from February 27, 2009 to February 26, 2059,and,

8.
Worldwide Energy and Manufacturing (Shanghai) Co., Ltd., LLC, 99.9% owned by Worldwide Energy and Manufacturing USA, Inc. with a period for business operation of 30 years from June 4, 2010 to June 3, 2040.

In addition to these production facilities, we maintain our corporate headquarters in a leased facility in South San Francisco, CA.  In this location, we also warehouse Contract Manufacturing and Solar division inventory to support our customers in North America on short flow deliveries.

Through these acquisitions and the establishment of our solar division, our corporate structure is depicted as follows:

Worldwide Energy and Manufacturing USA, Inc
Manufacturing Division
Solar Division
Intech Electro-Mechanical
100% owned by Worldwide
Intech Detron
(power supply company)
55% owned by Worldwide
45% non-controlling interest
Nantong Solar
Factory 100 MW
99.9% owned by Worldwide
0.1% non-controlling interest
Ningbo
100% owned by Worldwide
Intech Precision
(die cast factory)
51% owned by Intech
49% owned by Worldwide
Shutai
(die cast factory)
55% owned by Intech
45% owned by Worldwide
Detron
100% owned by Intech tron
Shanghai Solar
99.9% owned by Worldwide
0.1% non-controlling interest

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenues – Revenues increased by $25,934,618 or 139.3% to $44,553,126 for the three months ended September 30, 2010 from $18,618,508 for the three months ended September 30, 2009.  The revenues from solar module sales were $40,017,477 for the three months ended September 30, 2010 compared to $15,532,187 in the same period of 2009.  This represents an increase of $24,485,290 in revenue for our Solar Division or approximately 157.6%.  The revenues for Contract Manufacturing for the three months ended September 30, 2010 were $4,535,649 compared to $3,086,321 in the same period of 2009, an increase of $1,449,328 or 47.0%.  This increase in solar sales is due to the continued market penetration of our AmeriSolar brand of PV solar modules, particularly in Europe, as the overall demand in the solar industry has increased considerably over 2009 levels.  Market level pricing of solar modules continue to show greater stability in 2010 than what was experienced in 2009.  The increase in sales for our Contract Manufacturing division is due to increased shipments from both our Electronics facility and from our Die Cast factory.  Our Electronics facility gained a new customer in the LED market space and our Die Cast factory has added a new customer servicing the telecommunications industry by utilizing additional capacity with a recent purchase of equipment.  The Company continues to focus on the sales and marketing of its solar modules and have established sales representatives in: China, United States, Australia, the Middle East, regions of Africa, and several European countries.  Solar module revenues comprise approximately 89.8% of the Company's gross sales for the three months ending September 30, 2010 compared to 78.6% in the same period of 2009.

Cost of Sales - Cost of goods sold increased by $24,629,099 or 154.5% to $40,566,868 for the three months ended September 30, 2010 from $15,937,769 for the three months ended September 30, 2009.  The increase was primarily due to the increased sales of the solar division.  The cost of goods for solar modules for the three months ending September 30, 2010 was $37,278,423 compared to $13,734,458 for the same period in 2009.  The increase of $23,543,965 or 171.4% reflects the increase in solar module sales.  The costs of goods sold for Contract Manufacturing was $3,288,445 for the three months ending September 30, 2010 compared to cost of goods sold of $2,203,311 for the same period in 2009, an increase of $1,085,134 or 49.3%, due to increased sales volume from this division.

Gross Profit - Gross profit increased by $1,305,519, or 48.7% to $3,986,258 for the three months ending September 30, 2010 from $2,680,739 for the three months ending September 30, 2009.  The gross profit from solar module sales was $2,739,054 for the three months ended September 30, 2010 compared to $1,797,729 in the same period of 2009.  This represents an increase of $941,325 in gross profit for the division or approximately 52.4% and is due to the increased volume of PV modules shipped.  As stated before, the PV solar module market experiences market dynamics and significant price pressures throughout the whole supply chain, affecting us on both the sales and cost side of the solar division.  The gross profit for contract manufacturing for the three months ended September 30, 2010 was $1,247,204 compared to $883,010 in the same period of 2009, an increase of $364,194 or 41.2% and is due to higher sales volume for the division, driven by increased volume from our Die Casting and Electronics production facilities.

Gross Margin - The gross margin was 8.9% for the three months ending September 30, 2010 compared to 14.4% in the same period in 2009.  The gross margin for our solar division for the three months ending September 30, 2010 was approximately 6.8% compared to 11.6% for the same period in 2009.  This decrease is driven by the lower sales price per unit that is dictated by the market and which has outpaced the reductions that we have been able to negotiate with our suppliers.  The gross margin for contract manufacturing for the three months ending September 30, 2010 was 27.5% compared to 28.6% for the same period in 2009.  This decrease is primarily due to sales mix in our Electronics business to product lines that have a lower gross margin than the prior year.

Operating Expenses – Selling, general and administration expenses for the three months ended September 30, 2010, totaled $3,456,595 compared to $1,182,661 in the same period in 2009, an increase of $2,273,934 or approximately 192.3%.  Sales, general and administration expenses were $2,436,164 for the three months ending September 30, 2010 compared to $514,516 in the same period in 2009 an increase of $1,921,648 or 373.5% for our Solar Module division, reflective of the increased sales expenses for sales associate salaries and commissions on increased sales volume and the expenses associated with adding administrative infrastructure for our current and anticipated sales growth.  Sales, general and administration expenses for the three months ended September 30, 2010 for our contract manufacturing division was $1,020,431 compared to $668,145 in the same period of 2009.  The increase of $352,286 or 52.7% is primarily due to the increased sales level.

For the three months ending September 30, 2010 there was stock based compensation of $16,250 compared to $46,800 for stock based compensation in the same period of 2009.  Further the Company had depreciation expense of $26,552 in the three months ending September 30, 2010 compared to $83,485 in the same period of 2009, due to the disposal of depreciable assets owned by the Company.

Income Before Income Taxes - Income before tax for the three months ending September 30, 2010 was $1,397,821 compared to $2,527,078 for the year ended September 30, 2009.  The decrease of $1,129,257 or approximately 44.7% is primarily due to the change in the warrant derivative liability of $994,714 and the lower gross margin driven by our material cost increases, offset primarily by the increase in the foreign exchange gain of $875,443.

We do not anticipate significant increases in sales, general and administration expenses other than those directly attributed to increases in sales such as marketing and sales commissions and our compliance costs as we implement the requirements of Sarbanes Oxley.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenues – Revenues increased by $75,513,741 or 192.6% to $114,731,029 for the nine months ended September 30, 2010 from $39,217,288 for the nine months ended September 30, 2009.  The revenues from solar module sales were $101,573,045 for the nine months ended September 30, 2010 compared to $29,921,185 in the same period of 2009.  This represents an increase of $71,651,860 in revenue for our Solar Division or approximately 239.5%.  The revenues for Contract Manufacturing for the nine months ended September 30, 2010 were $13,157,984 compared to $9,296,103 in the same period of 2009, an increase of $3,861,881 or 41.5%.  This increase in solar sales is due to the continued market penetration of our Amerisolar brand of PV solar modules, particularly in Europe, as the overall demand has increased considerably over 2009 levels.  Market level pricing of solar modules continue to show greater stability in 2010 than what was experienced in 2009.  The increase in sales for our Contract Manufacturing division is due to increased shipments from both our Electronics facility and Die Cast factory.  Our Electronics facility gained a new customer in the LED market space contributing revenue of approximately $900,000 in the nine months ending September 30, 2010 and our Die Cast factory has added a new customer servicing the telecommunications industry by utilizing additional capacity with a recent purchase of equipment contributing revenue of approximately $485,000 in the nine months ending September 30, 2010.  The Company continues to focus on the sales and marketing of its solar modules and have established sales representatives in: China, United States, Australia, the Middle East, regions of Africa, and several European countries.  Solar module revenues comprise approximately 88.5% of the Company's gross sales for the nine months ending September 30, 2010 compared to 72.8% in the same period of 2009.

Cost of Sales - Cost of goods sold increased by $70,907,643 or 213.6% to $104,104,050 for the nine months ended September 30, 2010 from $33,196,407 for the nine months ended September 30, 2009.  The increase was primarily due to the increased sales of the solar division.  The cost of goods for solar modules for the nine months ending September 30, 2010 was $94,492,118 compared to $26,330,403 for the same period in 2009.  The increase of $68,161,715 reflects the increase in solar module sales.  The costs of goods sold for Contract Manufacturing was $9,611,932 for the nine months ending September 30, 2010 compared to cost of goods sold of $6,866,004 for the same period in 2009, an increase of $2,745,928 or 40.0%, due to increased sales volume from this division.

Gross Profit - Gross profit increased by $4,606,098, or 76.5% to $10,626,979 for the nine months ending September 30, 2010 from $6,020,881 for the nine months ending September 30, 2009.  The gross profit from solar module sales was $7,080,927 for the nine months ended September 30, 2010 compared to $3,590,782 in the same period of 2009.  This represents an increase of $3,490,145 in gross profit for the division or approximately 97.2% and is due to the increased number of units shipped.  As stated before, the PV solar module market experiences market dynamics and significant price pressures throughout the whole supply chain, affecting us on both the sales and cost side of the solar division.  The gross profit for contract manufacturing for the nine months ended September 30, 2010 was $3,546,052 compared to $2,430,099 in the same period of 2009, an increase of $1,115,953 or 45.9% and is due to higher sales volume for the division, driven by increased volume from our Die Casting and Electronics production facilities.

Gross Margin - The gross margin was 9.3% for the nine months ending September 30, 2010 compared to 15.4% in the same period in 2009.  The gross margin for our solar division for the nine months ending September 30, 2010 was approximately 7.0% compared to 12.0% for the same period in 2009.  This decrease is driven by the lower sales price per unit that is dictated by the market and which has outpaced the reductions that we have been able to negotiate with our suppliers.  The gross margin for contract manufacturing for the nine months ending September 30, 2010 was 26.9% compared to 26.1% for the same period in 2009.  This increase is primarily due to sales mix in our electronics business to product lines that have a higher gross margin, particularly in the third quarter ended September 30, 2010.

Operating Expenses – Selling, general and administration expenses for the nine months ended September 30, 2010, totaled $7,332,412 compared to $3,141,878 in the same period in 2009, an increase of $4,190,534 or approximately 133.4%.  Sales, general and administration expenses were $4,747,083 for the nine months ending September 30, 2010 compared to $1,757,844 in the same period in 2009 an increase of $2,989,239 or 170.1% for our Solar Module division, reflective of the increased sales expenses for sales associate salaries and commissions on increased sales volume and the expenses associated with adding administrative infrastructure for our current and anticipated sales growth.  Sales, general and administration expenses for the nine months ended September 30, 2010 for our contract manufacturing division was $2,585,329 compared to $1,384,034 in the same period of 2009.  The increase of $1,201,295 or 86.8% is primarily due to increased costs associated with increased sales.

For the nine months ending September 30, 2010 there was stock based compensation of $62,242 compared to $162,020 for stock based compensation in the same period of 2009.  Further the Company had depreciation expense of $266,229 in the nine months ending September 30, 2010 compared to $246,366 in the same period of 2009, due to the greater amount of depreciable assets owned by the Company.

Income Before Income Taxes - Income before tax for the nine months ending September 30, 2010 was $5,535,519 compared to $2,481,507 for the nine months ended September 30, 2009.  The increase of $3,054,012 or approximately 123.1% is primarily due to the change in the warrant derivative liability of $2,802,400 and the higher gross profit driven by our material cost reductions.

We do not anticipate significant increases in sales, general and administration expenses other than those directly attributed to increases in sales such as marketing and sales commissions and our compliance costs as we implement the requirements of Sarbanes Oxley.

We pay a performance bonus to the management of the Solar division equal to 49% of the profitability of the Solar division.  We include this bonus in accrued expenses and have recorded bonus expense in selling, general and administrative expenses of $752,691 and $0, for the three months ended September 30, 2010 and 2009, respectively, and $781,209 and $0, for the nine months ended September 30, 2010 and 2009, respectively.

Foreign Currency Transactions and Translation

The Company’s primary country of operations is The People’s Republic of China (“PRC”). The financial position and results of operations of the Company’s China operations are determined using the local currency Renminbi (“RMB”) as the functional currency.  However, the China operations sells solar products in Euros.  The results of operations denominated in foreign currency are remeasured at the average rate of exchange during the reporting period.  Aggregate net foreign currency transactions included in the income statement were gains of $973,439 and $97,996, for the three months ended September 30, 2010 and 2009, respectively, and gains of $142,895 and a gain of $103,421 for the nine months ended September 30, 2010 and 2009, respectively primarily due to the decline of the value of the Euro to the RMB.  The average rates of exchange from Euros to RMB were 8.7475 to 1 and 9.77709 to 1 for the three months ended September 30, 2010 and 2009 or a 10% change, respectively, and 8.97722 to 1 and 9.35258 to 1 for the nine months ended September 30, 2010 and 2009 or a 4% change, respectively.  As of September 30, 2010, should the exchange rate of Euros to RMB flucuate by 1%, the Company would expect the impact on its financial statements to be approximately a $70,000 exchange gain or loss for each 1% change in the exchange rate.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“US Dollars”) are dealt with as a separate component within stockholders’ equity.  Translation adjustments net of tax totaled $217,594 and $83,423, for the three months ended September 30, 2010 and 2009, respectively, and $324,468 and $191,079 for the nine months ended September 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows of $708,479 in the nine months ending September 30, 2010 resulting from cash used in operating activities of $6,349,359 and cash used in investing activities of $113,325, offset partially by $5,530,333 of cash provided by investing activities.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Nine months ended September 30,
	2010	2009

Cash at beginning of period	$9,180,974	$5,092,476
Net cash provided by (used in) operating activities	(6,349,359)	272,579
Net cash used in investing activities	(113,325)	(2,161,574)
Net cash provided by financing activities	5,530,333	1,873,707
Effect of exchange rate changes on cash	223,872	(9,550)
Cash at end of period	$8,472,495	$5,067,638

Under the terms of the revolving line of credit agreement with Bank of the West, dated May 20, 2008, we can borrow up to $2,000,000 at a rate of prime plus 0.50%, with a minimum interest rate of 4.5%.  This rate is subject to change based on the prime rate which was 3.25% as of September 30, 2010.  The revolving line of credit is secured by our assets.  Interest only payments on any outstanding balance is paid monthly.  We have no outstanding balance as of September 30, 2010.  Any outstanding balance is due on maturity at November 30, 2010.

We can also borrow up $1,025,000 within two term loans.  The maturity date of these two loans is May 20, 2011 and June 1, 2012, respectively.  The balance outstanding under both loans as of September 30, 2010 is $131,250 and $291,667, respectively.  We are currently in compliance with its bank covenants at September 30, 2010.  However, we have classified the loans as a current liability due to its past history of non-compliance with its covenants and we are renegotiating the terms of the loans.  There is no assurance that the bank will extend the loans and could call the terms loans as a result of non-compliance with the loan covenants.

Cash Flows from Operating Activities – For the nine months ending September 30 2010, net cash used in operations was $6,349,359 compared to net cash provided by operations of $272,579 for the nine months ending September 30, 2009.  The increase in net cash used in operations was primarily due to the changes in operating assets and liabilities of $8,629,868 primarily due to increases of $13,480,730 in accounts receivable, $1,867,942 in prepaid and other current assets $1,688,145 in inventories, and $1,839,034 in advances to suppliers, and the change in the warrant derivative liability of $2,802,400, offset primarily by the decreases in the VAT tax receivable of $544,940, $4,577,630 in accounts payable, accrued expenses of $771,537, and net income of $4,791,899 for the nine months ended September 30, 2010.

Cash Flows from Investing Activities – Net cash used in investing was $113,325 in the nine months ending September 30, 2010, compared to net cash used in investing of $2,161,574 in the same period of 2009.  The decrease net cash used by investing activities was due to capital expenditures of $2,597,363, and decreases in deposits to restricted accounts of $2,456,040.

Cash Flows from Financing Activities – Net cash flows provided by financing activities in the nine months ending September 30, 2010 was $5,530,333 compared to $1,873,707 in 2009.  The increase in net cash provided by financing activities was primarily due to proceeds from issuance of common stock and warrants, net of offering costs, of $8,136,583, and proceeds of loan to related party of $50,000, offset primarily by repayment of loan payable to shareholder of $400,000, and repayments of bank loans of $2,356,250.

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

We expect to have a total of approximately $3,000,000 of capital expenditures for the remainder of 2010 and 2011, primarily $550,000 to acquire additional land rights to expand our new Nantong facility, $1,400,000 to expand and equip our Nantong factory, and $1,000,000 for continued expansion of our business.

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

Note Payable – On September 28, 2009, the Company borrowed $400,000 from an employee of the Company for working capital purposes.  The note provided for the Company to make a lump sum payment on September 27, 2010, including interest at an annual rate of 4.25%. The borrowing plus interest was repaid on February 9, 2010.

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

As of September 30, 2010, although the annualized Adjusted EBITDA milestone calculation indicates that the Company may potentially not meet the milestone, the Company believes that it will still meet the milestone requirements.

PLAN OF OPERATION

We will continue to focus on the expansion of our Solar division by the continued development of our newly established solar factory in Nantong, China as well as the continued quality enhancements of our solar module brand, "AmeriSolar".  Additionally, we intend to develop the U.S. solar module market and plan to expand our operation in this market. We believe that the renewable energy industry offers us our greatest growth and profit potential in both the present and foreseeable future. We presently have enough liquidity to meet our expansion plans. However, depending on growth, the Company may need additional funding in the future.

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

Commitments and Contingencies

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

The amount of the agreement is approximately $1.8 million which has been expended through September 30, 2010.  The project was completed in the third quarter of 2010.

The Company entered into an agreement on February 3, 2008 with the minority shareholder of Intech-tron whereby if the Compnay was to invest an additional amount of approximately $820,000 into Intech-tron, the minority shareholder will automatically convert to equity approximately $670,000 of a payable owed to him in order to maintain the current ownership structure of 55% owned by the Company and 45% minority owned. In addition, the minority shareholder would forgive approximately $300,000 of the related payable owed to him with approximately $302,000 remaining as a related party payable. As of September 30, 2010, the total amount due to the minority owner was $1,271,993 which is recorded in Due to related parties on the Condensed Consolidated Balance Sheet.

The Company has entered into a commitment agreement with a supplier on August 24, 2010 to purchase approximately $18,000,000 of its solar modules for the four month period September 2010 through December 2010.  As of the date of this report, we have purchased approximately $12,600,000. Should the Company not meet this commitment, we believe that the supplier will allow any shortfall to carryover into January 2011 with no penalty to the Company.

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

In May 2010, Nantong formed Shanghai Solar to provide design, installation, and consulting for Solar Power Systems.  This subsidiary has been created to provide more value add to our customers by providing the System Integration services (the next downstream link in the Solar Value Chain) to complement our PV Solar Module offerings.  This service will provide system design work by incorporating and specifying the Balance-of-System (BOS) components with our Amerisolar modules.  We have started this endeavor to take advantage of the rapidly growing solar market in China.  Operations at this subsidiary are not expected to be material in 2010 and therefore, we are in the process of analyzing and determining the revenue recognition policies which will apply to this operation.  As of September 30, 2010 there are no significant transactions.

Warrant Derivative Liability

The Company issued warrants in connection with the sale of common stock in 2008 and 2010.  The Company analyzed the accounting treatment and classification of the warrants and summarized the effects and conclusions. The Company accounts for the warrants pursuant to FASB ASC Topic 815.

Impairment analysis for long-lived assets and intangible assets

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased intangible assets) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment”, and FASB ASC Topic 205 “Presentation of Financial Statements”.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through September 30, 2010, the Company had not experienced impairment losses on its long-lived assets.

Inventories

Inventories consist of finished goods of manufactured products.  Inventory is based on customer orders and the duration of those orders.  Cost is stated at the lower of cost or market on a first-in, first-out (FIFO) basis.  The Company has recorded an allowance for slow-moving or obsolete inventory of $92,000 at September 30, 2010.

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

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2010 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

Management had previously identified two material weaknesses which caused management to conclude that, as of September 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level.  Management is still in the process of remediating these material weaknesses.  The material weaknesses were previously described as follows:

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

Remediation Plan for Material Weakness in Control and Procedures

A plan was introduced to implement a number of remediation measures to address the material weaknesses described above.  Many of these measures are entity-level in nature and we believe that the organizational and process changes we have and intend to adopt will improve our internal controls and governance environment.  Management recognizes that many of these enhancements require continual monitoring and evaluation for effectiveness which we are in the process of doing and committed to continuing.  The development of these actions is an iterative process and will evolve as the Company continues to evaluate and improve our internal controls over financial reporting.

Action items described within our Remediation Plan for Material Weaknesses in Control and Procedures from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010 included the following item that is still considered to be open:

●	We are in the process of documenting our processes and procedures in accordance with the requirements of Section 404 (a) of Sarbanes-Oxley. Upon completion, we will implement the necessary changes.

We have also implemented the following policies:

1.
Whistleblower - established to provide any and all employees a confidential method to report any incidents which they believe may be illegal or improper financial, auditing or accounting conduct, any violation of the Company’s Code of Conduct or other unethical behavior.

2.
Bribery/Foreign Corrupt Practices Act - The FCPA prohibits any payment or offer of a payment to a foreign official for the purpose of influencing that official to assist in obtaining or retaining business. It also covers offering, promising, or authorizing payment to a foreign official. The term “foreign official” is broadly defined to include foreign political parties or candidates for political office, executive, legislative and judicial officials, and officials of state-owned or controlled companies. The FCPA applies to WEMU and all of its subsidiaries and its officers, employees, independent sales representatives, and agents not only in the United States, and the People’s Republic of China, but around the world.

3.
Insider Trading - If a director, officer, employee or consultant has material non-public information relating to the Company, it is our policy that neither that person nor any related person may buy or sell securities of the Company or engage in any other action to take advantage of, or pass on to others, that information. This policy also applies to information relating to any other company, including our customers or suppliers, obtained in the course of employment.

Between January and September 30, 2010, and over the balance of the 2010 year, we have and will continue to undertake an entity-level review of and test our control procedures and analyze the application of our controls and our control environment generally.  In addition, we have hired additional accounting personnel in China with knowledge of US-GAAP and proper accounting rules.  The new accounting personnel have been trained in internal controls requirements and testing.  Internal and external accounting personnel report directly to the audit committee on testing results, progress, and remediation activities.  The audit committee, in conjunction with the Board of Directors and management, will continue to set a tone for effective entity-wide corporate governance; inspire rigorous, uniform application of our internal controls and provide ongoing oversight of the preparation and review of our financial statements.  We believe that the audit committee and our new financial professionals will substantially decrease the possibility of the occurrence of errors in our financial statements.

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

Our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the date of this report, under the supervision and with the participation of our chief executive officer (also our principal executive officer) and chief financial officer (also our principal financial and accounting officer), in order to conclude if our disclosure controls and procedures are effective. Based on the information set forth above, our management has determined that, as of the date of this report, we do not have effective disclosure controls and procedure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in  Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we have initiated or intend to initiate a number of remediation measures to address the control deficiencies and material weaknesses identified above. The remediation measures include the following policies we have implemented:

1.
Whistleblower - established to provide any and all employees a confidential method to report any incidents which they believe may be illegal or improper financial, auditing or accounting conduct, any violation of the Company’s Code of Conduct or other unethical behavior.

2.
Bribery/Foreign Corrupt Practices Act - The FCPA prohibits any payment or offer of a payment to a foreign official for the purpose of influencing that official to assist in obtaining or retaining business. It also covers offering, promising, or authorizing payment to a foreign official. The term “foreign official” is broadly defined to include foreign political parties or candidates for political office, executive, legislative and judicial officials, and officials of state-owned or controlled companies. The FCPA applies to WEMU and all of its subsidiaries and its officers, employees, independent sales representatives, and agents not only in the United States, and the People’s Republic of China, but around the world.

3.
Insider Trading - If a director, officer, employee or consultant has material non-public information relating to the Company, it is our policy that neither that person nor any related person may buy or sell securities of the Company or engage in any other action to take advantage of, or pass on to others, that information. This policy also applies to information relating to any other company, including our customers or suppliers, obtained in the course of employment.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

On May 5, 2010, a former employee filed a complaint with the United States Department of Labor, Occupational Safety & Health Administration (“OSHA”) alleging unlawful whistleblower retaliation in violation of the Sarbanes-Oxley Act.  This complaint is completely without merit – the Company denies all allegations made in the Complaint.  The Company filed a response with OSHA on October 15, 2010 wherein it requested immediate dismissal of the complaint.  The Company has yet to receive a response from OSHA.

This same employee also filed a claim for unemployment insurance benefits with the California Employment Development Department (“EDD”).  On August 11, 2010, an Administrative Law Judge found that the former employee was eligible for unemployment benefits.  The California Unemployment Insurance Appeals Board recently affirmed this decision.

Item 1A.	Risk Factors (There have been no changes to our Risk Factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2010).

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 18, 2010, the Company issued 6,692 restricted shares of its common stock valued at $17,500 (based on a discounted fair market value on the date of grant) to a consultant for consulting services.  The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

On July 8, 2010, the Company issued 900 restricted shares of its common stock valued at $2,457 (based on a discounted fair market value on the date of grant) to a consultant for consulting services.  The issuance  was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

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
Date: November 22, 2010

By:	/S/ GERALD DECICCIO
Gerald DeCiccio, Chief Financial Officer (Principal Financial and Accounting Officer)
Date: November 22, 2010